Form 10-Q
period 1997-03-31
EVANS WITHYCOMBE RESIDENTIAL LP
filed 1997-05-15
CIK 1031305

Page 1 of 24


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter ended March 31, 1997                  Commission File Number 0-22109
                                 ----------------



                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                       86-0766007
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


         6991 East Camelback Road, Suite A200, Scottsdale, Arizona 85251
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 840-1040



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES               NO  X
                        ---              ---




    As of April 25, 1997 there were 24,852,542 partnership units outstanding.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                       ----------------------------------


                                      INDEX
                                      -----

Part I                     FINANCIAL INFORMATION                                                        Page
------                     ---------------------                                                        ----
                           Item 1   Financial Statements

                           Consolidated Balance Sheets as of March 31, 1997 ( Unaudited) and
                           December 31, 1996 ...........................................................   3

                           Consolidated Statements of Income for the three months
                           ended March 31, 1997 and 1996 (Unaudited) ...................................   4

                           Consolidated Statement of Partners' Capital as of March 31, 1997
                           (Unaudited) .................................................................   5

                           Consolidated Statements of Cash Flows for the three months
                           ended March 31, 1997 and 1996 (Unaudited) ...................................   6

                           Notes to Consolidated Financial Statements ..................................   7

                           Item 2   Management's Discussion
                                    and Analysis of Financial
                                    Condition and Results of
                                    Operations .........................................................  13

Part II                    OTHER INFORMATION
-------                    -----------------

                           Item 6   Exhibits and Reports on Form 8-K....................................  23


Signatures                 .............................................................................  24

                                EVANS WITHYCOMBE
                               RESIDENTIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                         March 31, 1997           December 31, 1996
                                                                         --------------           -----------------
                                                                          (Unaudited)
ASSETS
Real Estate:
  Land..................................................                $       133,704             $       121,915
  Buildings and improvements............................                        584,866                     543,839
  Furniture and fixtures................................                         31,090                      29,567
  Construction-in-progress..............................                         57,431                      66,229
                                                                                807,091                     761,550
                                                                        ---------------             ---------------

  Less accumulated depreciation.........................                        (44,432)                    (38,331)
                                                                        ---------------             ---------------
                                                                                762,659                     723,219
Cash and cash equivalents...............................                          2,942                       2,568
Restricted cash.........................................                          1,710                       1,622
Accounts and notes receivable...........................                          2,055                       2,702
Deferred costs, net of accumulated amortization
  of $1,281 and $1,265 at March 31, 1997 and
  December 31, 1996, respectively ......................                          3,484                       3,838
Other assets ...........................................                          1,404                       1,518
                                                                        ---------------             ---------------

Total assets ...........................................                $       774,254             $       735,467
                                                                        ===============             ===============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage and notes payable..............................                $       435,917             $       436,172
Accounts payable and other liabilities .................                          5,758                       7,782
Distributions payable ..................................                         10,065                           -
Accrued interest .......................................                          1,249                       1,417
Accrued property taxes .................................                          5,003                       2,912
Resident security deposits .............................                          2,161                       1,818
Prepaid rent ...........................................                            898                         585
                                                                        ---------------             ---------------
Total liabilities ......................................                        461,051                     450,686

Minority interest ......................................                            828                         827

Partners' capital ......................................                        312,375                     283,954
                                                                        ---------------             ---------------

Total liabilities and partners' capital.................                $       774,254             $       735,467
                                                                        ===============             ===============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
     (Amounts in thousands, except for number of units and per unit amounts)

                                   (Unaudited)

                                                                                    Three months Ended
                                                                     --------------------------------------------------
                                                                           March 31, 1997           March 31, 1996
                                                                           --------------           --------------
Revenues:
  Rental......................................................       $         27,152            $        22,136
  Third party management fees ................................                    110                        287
  Interest and other .........................................                  1,745                      1,738
                                                                     ----------------            ---------------
    Total revenues ...........................................                 29,007                     24,161

Expenses:
  Repairs and maintenance ....................................                  2,941                      2,556
  Property operating .........................................                  4,200                      2,683
  Advertising ................................................                    414                        433
  Real estate taxes ..........................................                  2,119                      1,649
  Property management ........................................                    907                        884
  General and administrative .................................                    419                        421
  Interest ...................................................                  7,389                      5,424
  Depreciation and amortization ..............................                  6,178                      4,770
                                                                     ----------------            ---------------
Total expenses ...............................................                 24,567                     18,820
                                                                     ----------------            ---------------

Income before minority interest and extraordinary item .......                  4,440                      5,341
Minority interest ............................................                    (17)                       (23)
                                                                     ----------------            ---------------

Income before extraordinary item..............................                  4,423                      5,318
Extraordinary item - loss from early extinguishment of debt...                 (1,500)                         -
                                                                     ----------------            ---------------

Net income ...................................................       $          2,923            $         5,318
                                                                     ================            ===============

Earnings per unit before extraordinary item...................       $           0.18            $          0.25
                                                                     ================            ===============

Earnings per unit ............................................       $           0.12            $          0.25
                                                                     ================            ===============




Weighted average units outstanding ...........................             23,968,328                 20,941,426
                                                                     ================            ===============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     (Amounts in thousands, except for number of units and per unit amounts)
                                   (Unaudited)

                                                                                                Unamortized
                                                                     Evans          Other        Employee
                                                                  Withycombe       Limited       Restricted
                                                   Number of     Residential,     Partners'        Stock
                                                     Units           Inc.          Capital      Compensation    Total
                                                 --------------  ------------   -------------  -------------  ---------
Partners' capital, December 31, 1996...........    23,044,712     $ 226,301     $    58,118    $     (465)    $ 283,954

    Net income.................................             -         2,387              536            -         2,923
    Distributions ($0.405 per unit) ...........             -        (8,199)          (1,866)           -       (10,065)
    Proceeds of third offering, net of
      underwriting discount and offering costs
      of $406..................................     1,800,000        35,415               -             -        35,415
    Conversion of units to common stock........        70,332         1,360          (1,360)            -             -
    Exercise of stock options..................         5,000           100               -             -           100
    Issuance of restricted stock...............         2,930            64               -           (64)            -
    Forfeiture of restricted stock.............          (100)            -               -             -             -
    Amortization of deferred compensation......             -             -               -            48            48
                                                   ----------     ---------     -----------    ----------     ---------

Partners' capital, March 31, 1997..............    24,922,874     $ 257,428     $    55,428    $     (481)    $ 312,375
                                                   ==========     =========     ===========    ==========     =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                               Three Months ended March 31,
                                                                     --------------------------------------------------
                                                                               1997                     1996
                                                                               ----                     ----
Cash flows from operating activities
Net income .....................................................       $         2,923           $         5,318
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization ..............................                 6,355                     4,889
    Amortization of executive deferred comp ....................                    48                       170
    Minority interest ..........................................                    17                        23
    Write-off of development and acquisition costs .............                    68                        36
    Write-off of deferred loan costs ...........................                   294                         -
Decrease (increase) in assets
    Restricted cash ............................................                   (88)                     (149)
    Accounts and notes receivable ..............................                   647                      (269)
    Other assets ...............................................                   114                         2
(Decrease) increase in liabilities
    Accounts payable and other liabilities .....................                (2,024)                    2,364
    Accrued interest ...........................................                  (168)                      207
    Accrued property taxes .....................................                 2,091                     1,472
    Resident security deposits .................................                   343                         3
    Prepaid rent ...............................................                   313                        (2)
                                                                       ---------------           ---------------
Net cash provided by operating activities ......................                10,933                    14,064

Cash flows from investing activities
Purchase of real estate assets .................................               (27,290)                  (30,756)
                                                                       ---------------           ---------------
Net cash used in investing activities ..........................               (27,290)                  (30,756)

Cash flows from financing activities
Proceeds from Third Public Offering, net of expenses ...........                35,415                         -
Proceeds from exercise of options...............................                   100                       145
Proceeds from mortgage notes and
  credit facility ..............................................                49,021                   133,217
Principal payments on mortgage notes ...........................               (67,595)                 (111,087)
Payment for loan costs .........................................                  (194)                     (312)
Distributions paid .............................................                     -                    (7,902)
Minority interest distributions ................................                   (16)                      (58)
Net cash provided by financing activities ......................                16,731                    14,003
                                                                       ---------------           ---------------

Net increase (decrease) in cash and cash
  equivalents ..................................................                   374                    (2,689)
Cash and cash equivalents, beginning of period .................                 2,568                     3,634
                                                                       ---------------           ---------------
Cash and cash equivalents, end of period .......................       $         2,942           $           945
                                                                       ===============           ===============

Supplemental information
Cash paid during the period for interest .......................       $         7,318           $         5,054
                                                                       ===============           ===============

Supplemental disclosure of non-cash activity
Assumption of debt related to the acquisition of
  apartment communities ........................................       $        18,318           $             -
                                                                       ===============           ===============

Issuance of stock under restricted stock incentive plan ........       $             -           $             9
                                                                       ===============           ===============
Conversion of units to common stock ............................       $         1,360           $           204
                                                                       ===============           ===============

See Notes to Consolidated Financial Statements

                                EVANS WITHYCOMBE
                                RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
      (Amounts in thousands, except for number of units or shares and per unit amounts)
                                   (Unaudited)

1.   Organization and Formation of the Operating Partnership

Evans Withycombe Residential, L.P. (the "Operating Partnership") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operation into selected sub-markets in Southern California. The Operating Partnership owns and manages 52 stabilized multifamily apartment communities containing 14,799 units, of which 45 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,401 units and seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units. The Operating Partnership is also in the process of developing or expanding five multifamily apartment communities comprising 1,146 units in its Arizona markets. The Operating Partnership is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Operating Partnership had approximately 600 employees at March 31, 1997.

The Operating Partnership was formed in June 1994 to develop, acquire, own and manage upscale multifamily apartment communities for Evans Withycombe Residential, Inc. On August 17, 1994, Evans Withycombe Residential, Inc. (the "Company") completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to the Operating Partnership or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Operating Partnership owns 99.0 percent of Evans Withycombe Finance, L.P. and has a 99.0 percent economic interest in Evans Withycombe Management, Inc. (the "Management Company"). Evans Withycombe Residential, Inc. is the sole general partner of and owned a 81.46 percent and 77.08 percent interest in the Operating Partnership at March 31, 1997 and 1996, respectively.

In the second quarter of 1996, Evans Withycombe Residential, Inc. completed the Second Public Offering. The net proceeds of $40,891,000 from the sale of 2,088,889 shares of common stock from the Second Public Offering were used to purchase 2,088,889 units in the Operating Partnership. The Operating Partnership used the proceeds to repay a portion of the $225 million unsecured Revolving Credit Facility (Revolving Credit Facility).

In the first quarter of 1997, Evans Withycombe Residential, Inc. completed the Third Public Offering. The net proceeds of $35,415,000 from the sale of 1,800,000 shares of common stock from the Third Public Offering were used to purchase 1,800,000 units in the Operating Partnership. The Operating Partnership used the proceeds to repay a portion of the Revolving Credit Facility.

2.   Basis of Presentation

The  accompanying   consolidated   financial   statements  of  Evans  Withycombe
Residential,   L.P.   include  the   consolidated   accounts  of  the  Operating
Partnership, the Financing Partnership and the Management Company.

The accompanying unaudited consolidated financial statements have been presented by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These consolidated financial statements should be read in conjunction with the Operating Partnership's December 31, 1996 audited consolidated financial statements and accompanying notes in the Evans Withycombe Residential, L.P. Form 10/A.

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

The Operating Partnership records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At March 31, 1997, the Operating Partnership did not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $478 and $720, for the three months ended March 31, 1997 and 1996, respectively.

Ordinary repairs, maintenance and costs incurred in connection with resident turnover such as unit cleaning, painting, and carpet cleaning are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the expected useful lives of depreciable property, which ranges from 10 to 40 years for buildings and improvements and five to eight years for furnishings and equipment.

The Operating Partnership reports developments and lease-up properties as construction-in-progress until construction on the apartment community has been completed and the apartment community has reached stabilized occupancy.

The Operating Partnership also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $15,142 and $16,542 at March 31, 1997 and December 31,1996, respectively.

Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Restricted Cash

Restricted cash includes restricted deposits for sinking fund accounts related to tax exempt bonds, property taxes and escrow accounts.

Deferred Costs

Costs incurred in obtaining long-term financing are deferred. These costs are amortized on the effective interest method over the terms of the related debt agreements.

Income Taxes

The Operating Partnership has made an election to be taxed as a Partnership and accordingly, no federal or state income taxes have been provided in the accompanying consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Unit

Earnings per unit has been computed by dividing net income for the three months ended March 31, 1997 and 1996, respectively, by the weighted average number of units outstanding.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Operating Partnership will be required to change the method currently used to compute earnings per unit and to restate all prior periods presented. Under the new requirements for calculating basic earnings per unit, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 is not expected to be material.

4.   Mortgage and Notes Payable

The Operating Partnership's mortgage notes and notes payable consists of the following:

                                                                                     March 31,    December 31,
                                                                                       1997          1996
                                                                                       ----          ----

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal     $        -    $    5,380
and interest payments.  The unpaid principal balance was repaid on January 9,
1997.

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal              -         4,340
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at fixed interest rate of 8.0 percent,  monthly principal             -         8,951
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at fixed interest rate of 8.28 percent, monthly principal             -         6,225
and interest payments.  The unpaid principal balance was repaid on January 31,
1997.

Mortgage note payable at fixed interest rate of 9.95 percent, monthly principal        12,033        12,065
and interest payments through September 15, 1997, remaining balance due September
15, 1997.

Mortgage note payable at fixed interest rate of 9.3 percent, monthly principal          3,174         3,182
and interest payments through September 15, 1997, remaining balance due September
15, 1997

Mortgage note payable at fixed interest rates ranging from 6.25 percent to 9.0         18,318             -
percent,  monthly principal and interest payments through August 17, 2004, remaining balance due August 17, 2004.  Interest rate increases 0.25 percent annually each September.  The mortgage note can be repaid at any time at the
Operating Partnership's option without prepayment penalty.

                                                                                     March 31,    December 31,
                                                                                       1997          1996
                                                                                       ----          ----
$50 million securitized debt at a fixed interest rate of 7.17 percent, monthly       $ 49,381      $ 49,509
principal and interest payments through January 1, 2006, remaining balance due
January 1, 2006.  Secured by first mortgage liens on 5 communities.

Securitized debt at a fixed stated interest rate of 7.98 percent, with an             130,542       130,520
effective interest rate of 8.05 percent, monthly interest payments only through
August 1, 2001. Secured by first mortgage liens on 21 communities.  The face amount of $131 million is  due August 1, 2001.  The balance is net of unamortized discount of $458 and $480 at March 31, 1997 and December 31, 1996, respectively.

$17.3 million tax exempt bonds with a floating interest rate based on the tax          17,300        17,300
exempt note rate set by the remarketing agent, or at the option of the Operating
Partnership can convert to a fixed rate as determined by the remarketing agent.
Secured by a $17.5 million direct pay letter of credit, interest payments only, matures December 1, 2007 (Effective interest rate of 4.95 percent at March  31,
1997).

$22.6 million tax exempt bonds with a floating interest rate based on the tax          22,650        22,650
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8  million  direct  pay  letter of credit,  matures  February  1, 2016.
(Effective interest rate of 5.05 percent at March 31, 1997).

$24.05 million tax exempt bonds with a floating interest rate based on the tax         24,050        24,050
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $24.4  million  direct  pay  letter of  credit,  matures  August  1,  2005.
(Effective interest rate of 6.06 percent at March 31, 1997).

$225 million unsecured Revolving Credit Facility with floating interest rate          158,469        152,000
based on LIBOR plus 1.50 percent or at the option of the Operating Partnership at prime rate, interest payments only.  Matures September 24, 1999 (Effective interest rate of 7.25 percent at March 31, 1997).

                                                                                   ------------- ------------
                                                                                     $435,917       $436,172
                                                                                   ============= ============




Each of the mortgage loans is secured by a first mortgage on separate communities.

Principal maturities as of March 31, 1997 are as follows:


               1997                                $    15,724
               1998                                        784
               1999                                    159,300
               2000                                        882
               2001                                    131,479
               Thereafter                              127,748
                                                   -------------

                                                   $   435,917
                                                   =============

The $225 million Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

The Operating Partnership has three direct pay letters of credit of $17,500, $22,800 and $24,400 which serve as a credit enhancement for the tax exempt bonds. The letters of credit are secured by a first mortgage on four apartment communities.

In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25,000 with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1,500.

5.   Distributions

On April 15, 1997, the Operating Partnership paid a distribution of $0.405 per unit ($10,065) to unitholders of record as of March 31, 1997.

6.    Management Fees

The Operating Partnership through the Management Company performs management services for certain unaffiliated communities. Management fees received from managed communities were $110 and $287 for the three months ended March 31, 1997 and 1996, respectively.

7.   Stock Incentive Plan

Stock Option Plan

Evans Withycombe Residential, Inc. (the "Company") has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123 and is provided by the Company in its annual report.

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during the three months ended March 31, 1997 is as follows:

                                                                  Weighted
                                                                  Average
                                                               Exercise Price
                                                  Shares          Per Share
                                                  ------          ---------

Options outstanding at December 31, 1996           908,850          $20.63
         Exercised                                  (5,000)          20.00
         Granted                                    12,000           20.77
         Forfeited                                 (23,775)          21.26
Options outstanding at March 31, 1997           -------------   --------------
                                                   892,075          $20.68
                                                =============   ==============

Options exercisable:
         December 31, 1996                         357,700          $19.98
         March 31, 1997                            502,775          $20.45


Options to purchase 913,425 and 901,650 shares of common stock were available for grant under the plan at March 31, 1997 and December 31, 1996, respectively.

Executive Stock Incentive Plan

Prior to the Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted an aggregate of 98,500 shares of restricted stock from the Company one year following the Initial Public Offering if they remain employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Initial Public Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $30 and $170 for the three months ended March 31, 1997 and 1996, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                        Shares
                                                                      ----------

        Restricted stock, net of forfeitures, at March 31, 1997         74,348
        Number of shares vested at March 31, 1997                       27,600

Restricted Stock Program

The Company has awarded 12,850 shares of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to four years from the date of the award and are based on the price of the stock at the award date which ranges from $19.13 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $18 and $9 for the three months ended March 31, 1997 and 1996, respectively, is included in general and administrative expense.

The Company uses the proceeds from the exercise of stock options and the issuance of restricted stock to acquire a similar number of units in the Operating Partnership.

8.   Minority Interest

Evans Withycombe Finance, Inc., a wholly owned subsidiary of Evans Withycombe Residential, Inc., owns a one percent interest in the Financing Partnership at March 31, 1997 as follows:


                                                             Dollars
                                                        ------------------

                                                              $  827
            Balance at December 31, 1996
            Allocation of net income                              17
            Distributions                                        (16)
            Balance at March 31, 1997                   ------------------
                                                              $  828
                                                        ==================


9.   Subsequent Event

On April 2, 1997, the Operating Partnership completed the sale of $75 million senior unsecured notes priced at 99.44 percent of par with a coupon rate of 7.50 percent due April 15, 2004 and $50 million senior unsecured notes priced at
99.21 percent of par with a coupon rate of 7.625 percent due April 15, 2007. Proceeds to the Operating Partnership from the sale of the notes, net of underwriter's discount and out-of-pocket costs, was approximately $122.8 million. In anticipation of the offering, the Operating Partnership entered into two forward treasury lock agreements on February 25, 1997. The treasury lock agreements were settled concurrently with the completion of the sale of the senior unsecured notes on April 2, 1997, and the Operating Partnership received proceeds from the settlement of the treasury lock agreements of approximately $3 million. The Operating Partnership is amortizing the gain on the settlement of the treasury lock transaction as a reduction in interest expense on the notes using the effective interest rate method. The effective interest rates on the senior unsecured notes inclusive of the benefit from the settlement of the treasury lock transaction is 7.18 percent and 7.36 percent, respectively. The
Operating Partnership used the proceeds from the sale of the notes and settlement of the treasury lock transaction to pay down its Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except apartment data and number of units)


The following discussion, which is based primarily on the consolidated financial statements of Evans Withycombe Residential, L.P. should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements of the Operating Partnership consist of the Operating Partnership, the Financing Partnership, and the Management Company.

Overview

When used in the following discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Operating Partnership's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Operating Partnership operates, and the Operating Partnership's ability to successfully manage its planned expansion into Southern California. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations - Consolidated Financial Statements

The results of operations for the three months ended March 31, 1997 and 1996, respectively, were significantly affected by acquisitions, developments and expansions.

Comparison of Results of Operations for the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

                                                              March 31,
                                                     ----------------------------   Percentage
                                                         1997          1996           Change
                                                     ------------  -------------  ---------------
               Rental income                         $   27,152    $   22,136            22.7%
               Third party management fees                  110           287           (61.6)
               Interest and other                         1,745         1,738             0.4
                                                     ------------  -------------  ---------------
                    Total revenues                       29,007        24,161            20.0

               Property operating and
                 maintenance (1)                          7,555         5,672            33.2
               Real estate taxes                          2,119         1,649            28.5
               Property management                          907           884             2.6
               General and administrative                   419           421             -
               Interest                                   7,389         5,424            36.2
               Depreciation and amortization              6,178         4,770            29.5
                                                     ------------  -------------  ---------------
               Total expenses                            24,567        18,820            30.5
                                                     ------------  -------------  ---------------
               Income before minority interest and
                   extraordinary item                $    4,440    $    5,341           (16.9)%
                                                     ============  =============  ===============
               Weighted average monthly rental
                   revenue per unit, net of
                   concessions                       $      688    $      672
                                                     ============  =============
               Weighted average number of
                   apartments                            14,766        11,929
                                                     ============  =============
               Economic occupancy (2)                      89.2%         92.3%
                                                     ============  =============

             (1) The Operating Partnership defines property operating and maintenance expense as repairs and maintenance, other property operating and advertising expense.
             (2)  Stabilized properties only.

Rental revenues increased by $5,016 or 22.7 percent for the three months ended March 31, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Operating Partnership believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Operating Partnership in its rental markets.

Interest and other income for the three months ended March 31, 1997 was comparable to the similar period in 1996. Interest and other income for 1996 included a $235 gain on the sale of telephone servicing rights on certain properties.

Third party management fees decreased $177 or 61.6 percent due to the sale of several properties in the management portfolio.

Property operating and maintenance expense and real estate taxes increased due to the increase in the weighted average number of apartments for the three months ended March 31, 1997 as compared to the same period in 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Operating Partnership capitalized $478 of interest for the three months ended March 31, 1997 compared to $720 for the same period in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Operating Partnership defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1996. Same store portfolio consists of 41 stabilized properties containing 11,053 apartment units that were owned by the Operating Partnership for the three months ended March 31, 1997 and 1996.

                                                              March 31,
                                                     ----------------------------   Percentage
                                                         1997          1996           Change
                                                     ------------  -------------    -------------
                Rental income                        $    19,802   $   20,240           (2.2)%
                Other income                               1,113        1,173           (5.1)
                                                     ------------  -------------    -------------
                                                          20,915       21,413           (2.3)
                Property operating and maintenance         5,448        5,174            5.3
                Real estate taxes                          1,498        1,478            1.4
                                                     ------------  -------------    -------------
                                                           6,946        6,652            4.4
                                                     ------------  -------------    -------------
                Property net operating income        $    13,969   $   14,761           (5.4)%
                                                     ============  =============    =============
                Weighted average monthly rental
                revenue per unit, net of
                concessions                          $       671   $      661
                                                     ============  =============
                Economic occupancy                          89.2%        92.3%
                                                     ============  =============

Rental income for the three months ended March 31, 1997 decreased $438 as compared to the same period in 1996 as a result of the increase in the weighted average monthly rental revenue per unit being offset by a decline in the average economic occupancy. Other income for the three months ended March 31, 1997 decreased as a result of the 1996 amount including $235 gain from the sale of telephone servicing rights at various communities.

Property operating and maintenance expense increased $274 or 5.3 percent over 1996 due to higher apartment turnover and utility costs associated with an increased number of vacant apartments in its "same store" portfolio.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of four new apartment communities and the expansion of four existing apartment communities by the Operating Partnership, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 are the result of the increase in the weighted average number of apartments.

                                                              March 31,
                                                     ---------------------------
                                                         1997          1996
                                                     ------------  -------------
                Rental income                        $    3,062     $   1,894
                Other income                                159           135
                                                     ------------  -------------
                                                          3,221         2,029
                Property operating and maintenance          717           482
                Real estate taxes                           245           171
                                                     ------------  -------------
                                                            962           653
                                                     ------------  -------------
                Property net operating income        $    2,259    $    1,376
                                                     ============  =============
                Weighted average number of
                    apartments                            1,444           874
                                                     ============  =============

Development and Lease Up Communities

Development and lease up communities consist of the development of seven new apartment communities or the expansion of existing apartment communities containing an aggregate of 1,542 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 are the result of an increase in the weighted average number of apartments.

                                                              March 31,
                                                     ---------------------------
                                                         1997          1996
                                                     ------------  -------------
                Rental income                        $    1,349    $        2
                Other income                                121             1
                                                     ------------  -------------
                                                          1,470             3

                Property operating and maintenance          484            16
                Real estate taxes                           128             -
                                                     ------------  -------------
                                                            612            16
                                                     ------------  -------------
                Property net operating income        $      858    $      (13)
                                                     ============  =============
                    (loss)
                Weighted average number of
                    apartments in leaseup                   695             2
                                                     ============  =============

Acquisitions

Acquisitions consist of 6 properties containing 1,906 apartment units, which have been acquired by the Operating Partnership since January 1, 1996. There were no acquisitions of apartment communities in the First Quarter of 1996.

                                                              March 31,
                                                     ---------------------------
                                                         1997          1996
                                                     ------------  -------------
                Rental income                        $    2,939     $       -
                Other income                                 73             -
                                                     ------------  -------------
                                                          3,012             -
                Property operating and maintenance          906             -
                Real estate taxes                           248             -
                                                     ------------  -------------
                                                          1,154             -
                                                     ------------  -------------
                Property net operating income        $    1,858    $        -
                                                     ============  =============
                Weighted average number of
                    apartments
                                                          1,574             -
                                                     ============  =============

Liquidity and Capital Resources

Liquidity

The Operating Partnership's net cash provided by operating activities decreased from $14.1 million for the three months ended March 31, 1996 to $10.9 million for the three months ended March 31, 1997 principally due to a reduction in accounts payable and other liabilities related to the decrease in construction activity and the decrease in net income related to the loss from the early extinguishment of debt. Net cash used in investing activities decreased from $30.8 million for the three months ended March 31, 1996 to $27.3 million for the three months ended March 31, 1997. The decrease is the result of a reduction in construction activity for the first quarter 1997 of $9.8 million as compared to $30.2 million in the first quarter 1996 being offset by $16.5 million related to the acquisitions of two apartment communities, net of assumed debt. Net cash provided by financing activities increased from $14.0 million for the three months ended March 31, 1996 to $16.7 million for the three months ended March 31, 1997 due to the proceeds from the sale of 1,800,000 shares of common stock from the Third Public Offering and borrowings under the Revolving Credit Facility which were used to fund the development and acquisition of apartment communities.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining Stabilized Communities, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of additional equity securities of the Company or debt securities of the Operating Partnership, or, possibly in connection with acquisitions of land or existing properties, Units of the Operating Partnership. The Operating Partnership believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Operating Partnership in accordance with REIT requirements in both the short and the long term.

The information in the immediately preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact the Operating Partnership's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Operating Partnership's outlook for its liquidity requirements, such factors would include the actual timing of the Operating Partnership's planned development of new, and expansion of existing, communities; acquisitions of existing apartment communities; the actual costs associated with such developments and acquisitions; and the strength of the local economies in the sub-markets in which the Operating Partnership operates. The Operating Partnership is further subject to risks relating to the limited geographic area in which it operates and its ability to successfully manage its planned expansion into Southern California, a market in which it did not have any operating history prior to 1995. Higher than expected costs, delays in development of communities, a downturn in the local economies and/or the lack of growth of such economies could reduce the Operating Partnership's revenues and increase its expenses, resulting in a greater burden on the Operating Partnership's liquidity than that which the Operating Partnership has described above.

Capital Resources

At March 31, 1997, the Operating Partnership's total debt was approximately $435.9 million and the Operating Partnership's debt to total market capitalization (Market Equity plus Debt) was approximately 46.0 percent. The Operating Partnership received an investment grade security rating of "BBB-" from Standards and Poors Corporation, "Baa3" from Moody's Investor Services, Inc and " BBB-" from Fitch Investors Service, Inc. in December 1996 with respect to prospective issuances of senior unsecured debt.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poors Corporation indicates that the obligations of the Operating Partnership are in the lower range of those obligations that exhibit adequate protection parameters, (b) Baa3 from Moody's Investor Service Inc. indicates that the obligations of the Operating Partnership are considered to be in the lower range of medium-grade obligations, which are not considered to be highly protected or poorly secured and (c) BBB-from Fitch Investors Service, Inc. indicates that the obligations of the Operating Partnership are considered to be in the lower range of obligations considered to be of investment grade and of satisfactory credit quality and that its ability to pay interest and to repay principal is considered to be adequate.

Conventional Mortgage Loans

Conventional mortgage loans are comprised of three fixed rate loans at March 31, 1997, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through August 17, 2004. The conventional mortgage loans aggregated $33.5 million at March 31, 1997 with interest rates ranging from 6.25 percent to 9.95 percent. In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1.5 million.

In December 1995, the Operating Partnership entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.4 million at March 31, 1997. The loan is convertible to unsecured upon the Operating Partnership achieving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Operating Partnership, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Operating Partnership borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by first mortgage liens on 21 Communities. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at 97.9375 percent of its face amount and will mature on August 1, 2001. Although both amounts bear interest at 7.98 percent, the $29.0 million has an effective interest rate of 8.40 percent due to the discount. The weighted average effective interest rate of the total $131 million loan is 8.05 percent. The bonds have been rated "AA" by Standard and Poors.

In March 1997, the Operating Partnership substituted two apartment communities, Sonoran and The Heritage, as collateral for the securitized loan in exchange for releasing the liens on three apartment communities, The Pines, La Valencia and Deer Creek Village, which are held for sale.

Tax Exempt Bonds

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Operating Partnership at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64 million at March 31, 1997 with interest rates ranging from 4.95 percent to 6.06 percent.

Revolving Credit Facility

On September 25, 1996, the Operating Partnership expanded its existing $125 million unsecured Revolving Credit Facility to $225 million with a bank group. The Revolving Credit Facility bears interest at a floating rate of London Inter Bank Offered Rate (LIBOR ) plus 150 basis points (100 basis points equals one percent) (or, at the option of the Operating Partnership, at the prime rate announced by the banks). The Revolving Credit Facility has a term of three years, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At March 31, 1997, there was $158.5 million outstanding on the Revolving Credit Facility, with an effective interest rate of 7.25 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Operating Partnership does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Operating Partnership's debt structure as of March 31, 1997
                                                                              Outstanding        Weighted Average
                                                                                Balance            Interest Rate
                                                                          --------------------   --------------------
Fixed Rate Debt:
   Mortgage Debt
     Conventional....................................................     $         82,906              7.40%
     Mortgage Loan Certificates......................................              130,542              8.05
                                                                          --------------------   --------------------
         Total Fixed Rate Debt.......................................              213,448              7.80

Variable Rate Debt:
   Tax Exempt Bonds..................................................               64,000              5.40
   Revolving Credit Facility.........................................              158,469              7.25
                                                                          --------------------   --------------------
         Total Variable Rate Debt....................................              222,469              6.72
                                                                          --------------------   --------------------
         Total Debt..................................................     $        435,917              7.25%
                                                                          ====================   ====================

The Operating Partnership had 5,714 unencumbered apartment units related to the Stabilized Communities and 1,146 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at March 31, 1997.

Subsequent Offerings

On May 28, 1996, the Company completed the Second Public Offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares pursuant to a partial exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company from the Second Public Offering was approximately $40,891,000. The Company used the proceeds from the sale of Common Stock to purchase 2,088,889 units in the Operating Partnership. The Operating Partnership used the proceeds to pay down a portion of its Revolving Credit Facility.

In January 1997, the Company filed a shelf registration statement with the SEC for up to $125 million of common stock, preferred stock and warrants issuable by the Company and $200 million of debt securities issuable by the Operating Partnership. The registration statement, which has been declared effective by the SEC, includes $125 million of available equity securities under the September 1995 registration statement. These registration statements provide the Company with the ability to issue and sell a portion of such securities from time to time.

On February 14, 1997, the Company completed the Third Public Offering of 1,800,000 shares of its Common Stock. Net proceeds to the Company from the February 1997 Offering was approximately $35,415,000. The Company used the proceeds from the sale of Common Stock to purchase 1,800,000 units in the Operating Partnership. The Operating Partnership used the proceeds to pay down a portion of its Revolving Credit Facility.

On April 2, 1997, the Operating Partnership completed the sale of $75 million senior unsecured notes priced at 99.44 percent of par with a coupon rate of 7.50 percent due April 15, 2004 and $50 million senior unsecured notes priced at
99.21 percent of par with a coupon rate of 7.625 percent due April 15, 2007. Proceeds to the Operating Partnership from the sale of the notes, net of underwriter's discount and out-of-pocket costs, was approximately $122.8 million. In anticipation of the offering, the Operating Partnership entered into two forward treasury lock agreements on February 25, 1997. The treasury lock agreements were settled concurrently with the completion of the sale of the senior unsecured notes on April 2, 1997, and the Operating Partnership received proceeds from the settlement of the treasury lock agreements of approximately $3 million. The Operating Partnership is amortizing the gain on the settlement of the treasury lock transaction as a reduction in interest expense on the notes using the effective interest rate method. The effective interest rates on the senior unsecured notes inclusive of the benefit from the settlement of the treasury lock transaction is 7.18 percent and 7.36 percent, respectively. The Operating Partnership used the proceeds from the sale of the notes and the settlement of the treasury lock transaction to pay down its Revolving Credit Facility.

Inflation

Most of the leases at the communities are for a term of one year or less, which may enable the Operating Partnership to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of the leases generally serves to reduce the risk to the Operating Partnership of the adverse effects of inflation.

Funds From Operations

The Operating Partnership and industry analysts consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization, excluding depreciation on non-real estate assets and amortization of deferred financing costs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's needs. The Operating Partnership believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be examined in conjunction with net income, as presented in the consolidated financial statements and elsewhere in this document.

                                                       Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1997       1996
                                                      ----------------------
     Income before extraordinary
       items and minority interest                     $  4,440  $   5,341
     Depreciation and amortization, net of corporate
       depreciation of $66 and $39, respectively          6,112      4,731
     Amortization of executive deferred
       compensation expense                                  30        170
                                                      ----------------------
     Funds from Operations                            $  10,582  $  10,242
                                                      ======================

Number of Units

The Operating Partnership had 23,968,328 and 20,941,426 weighted average number of units at March 31, 1997 and 1996, respectively.

Capitalization of Fixed Assets and Community Improvements.

The Operating Partnership has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred.

Acquisition of assets and community expenditures for the three months ended March 31, are as follows:

                                                            1997         1996
                                                        ---------    ----------

          New community development                     $   9,793    $   30,276
          Acquisitions                                     34,800             -
          Nonrecurring capital expenditures:
            Vehicle access control gates                      313             -
            Computer upgrade                                   71            28
          Recurring capital expenditures:
            Community additions and
                improvements                                  552           416
            Corporate additions and improvements               12             -
                                                        ---------    ----------
                                                        $  45,541    $   30,720
                                                        =========    ==========


Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                             Actual         Actual or
                                                   Average   Estimated       Date of      Estimated     Estimated
                                                    Unit    Construction  Construction     Commence-      Date of
                                           Total    Size       Cost       Commence-        ment of      Stabilized
             Name                  City    Units  (Sq. Ft.) (Millions)         ment        Lease-Up    Occupancy
--------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter
                                                                          ------------------------------------------
Phoenix
The Isle at Arrowhead Ranch     Glendale      256       940      $  17        2:96           4:96           4:97
The Retreat Phase I             Phoenix       240       973         14        1:97           3:97           2:98
Vista Grove                     Mesa          224       911         14        1:97           3:97           2:98
                                           -------          -----------
                                              720                   45
Tucson
Bear Canyon                     Tucson        238       973         15        3:95           2:96           2:97
Harrison Park II Expansion      Tucson        188       974         10        3:95           2:96           2:97
                                           -------          -----------
                                              426                   25
                                           -------          -----------
     Total                                  1,146                 $ 70
                                           =======          ===========

The Operating Partnership owns sites intended for the development of two additional multifamily apartment communities and Phase II of the Retreat, which, if completed, are expected to contain approximately 651 apartment units. There can be no assurance that the Operating Partnership will succeed in obtaining any necessary governmental approvals or any financing required to develop these projects, or that the Operating Partnership will decide to develop any particular project.

The information set forth in the table above is based upon a number of estimates and assumptions that are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Operating Partnership's control. The actual development cost, completion date and stabilization date of any project will be dependent upon a variety of factors beyond the control of the Operating Partnership including, for example, labor and other personnel costs, material costs, weather conditions, government fees and leasing rates.


Acquisition Activity

On February 27, 1997, the Operating Partnership acquired Canyon Ridge, a 162 unit apartment community located in San Diego, California for a total purchase price of approximately $11.1 million cash. On March 14, 1997, the Operating Partnership acquired Marquessa Apartments, a 336 unit apartment community located in Corona Hills, California for $5.1 million cash and the assumption of a note for $18.3 million.

The Operating Partnership is actively pursuing and in preliminary negotiations regarding additional properties in Riverside/San Bernardino and San Diego, California, but no assurance can be given that it will continue to pursue or consummate any acquisitions as a result of these negotiations.

Disposition Activity

The Operating Partnership has entered into agreements to sell three properties, Deer Creek Village, The Pines, and La Valencia containing 863 apartment units. The aggregate sales price is approximately $42.2 million. The sales are subject to due diligence procedures and no assurance can be given that the sales will be consummated.

Apartment Communities

The following sets forth certain information regarding the current apartment communities at March 31, 1997. All of the communities are owned 100 percent in fee by the Operating Partnership or the Financing Partnership.

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Same Store
Arizona
-------
    Phoenix:
Acacia Creek                                      Scottsdale           508        Acquired        1995
Bayside at the Islands                             Gilbert             272       Developed        1988
Country Brook                                      Chandler            276        Acq/Dev       1991/1993
Deer Creek Village                                 Phoenix             308        Acquired        1991
Gateway Villas                                     Phoenix             180       Developed        1995
Greenwood Village                                   Tempe              270        Acquired        1993
Heritage Point                                       Mesa              148        Acquired        1994
La Mariposa                                          Mesa              222        Acquired        1990
La Valencia                                          Mesa              361        Acquired        1990
Little Cottonwoods                                  Tempe              379      Acq/Acq/Dev    1989/89/90
Los Arboles                                        Chandler            232       Developed        1985
Miramonte                                         Scottsdale           151       Developed        1983
Morningside                                       Scottsdale           160        Acquired        1992
Mountain Park Ranch                                Phoenix             240       Developed        1995
Park Meadow                                        Gilbert             156        Acquired        1992
Preserve at Squaw Peak                             Phoenix             108        Acquired        1991
Promontory Pointe                                  Phoenix             304        Acquired        1988
Rancho Murietta                                     Tempe              292        Acquired        1995
Scottsdale Courtyards                             Scottsdale           274       Developed        1993
Scottsdale Meadows                                Scottsdale           168       Developed        1984
Shadow Brook                                       Phoenix             224        Acquired        1993
Shores at Andersen Springs                         Chandler            299       Developed      1989/1993
Silver Creek                                       Phoenix             174        Acquired        1991
Sonoran                                            Phoenix             429       Developed        1995
Sun Creek                                          Glendale            175        Acquired        1993
Superstition Vista                                   Mesa              316        Acquired        1995
The Enclave                                         Tempe              204       Developed        1995
The Heritage                                       Phoenix             204       Developed        1995
The Meadows                                          Mesa              306        Acquired        1987
The Palms                                          Phoenix             132       Developed        1990
The Pines                                            Mesa              194        Acquired        1992
Towne Square                                       Chandler            468        Acq/Dev       1992/1995
Villa Encanto                                      Phoenix             382       Developed        1983
Village at Lakewood                                Phoenix             240       Developed        1988
                                                                   ----------
                                                                     8,756
   Tucson:
Harrison Park                                       Tucson             172        Acquired        1991
La Reserve                                        Oro Valley           240       Developed        1988
Orange Grove Village                                Tucson             256        Acquired        1991
Suntree Village                                   Oro Valley           424        Acquired        1992
The Arboretum                                       Tucson             496        Acq/Dev       1992/1995
Village at Tanque Verde                             Tucson             217        Acq/Dev       1990/1994
                                                                   ----------
                                                                     1,805
   California:
The Ashton                                       Corona Hills          492        Acquired        1995
                                                                   ----------
                                                                       492
                                                                   ----------
     Total Same Store                                               11,053
                                                                   ==========

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Communities Stabilized Less than Two Years
Arizona
-------
    Phoenix:
Country Brook Expansion Phase III                  Chandler            120       Developed       1995/96
Ingleside                                          Phoenix             120       Developed       1995/96
Ladera                                             Phoenix             248       Developed       1995/96
Mirador                                            Phoenix             316       Developed       1995/96
Park Meadow Expansion Phase II                     Gilbert              68       Developed       1995/96
Towne Square Expansion Phase III                   Chandler            116       Developed       1995/96
                                                                   ----------
                                                                       988
Tucson:
The Legends                                         Tucson             312       Developed       1995/96
Orange Grove Expansion Phase II                     Tucson             144       Developed       1995/96
                                                                   ----------
                                                                       456
                                                                   ----------
     Total Communities Stabilized Less than Two Years                1,444
                                                                   ==========

Developments and Lease-Up Properties
Arizona
-------
   Phoenix:
The Hawthorne (1)                                  Phoenix             276       Developed       1995/96
The Retreat Phase I                                Glendale            240       Developed       1996/97
Vista Grove                                          Mesa              224       Developed       1996/97
The Isle at Arrowhead Ranch (2)                    Glendale            256       Developed        1996
Promontory Pointe Expansion Phase II (1)           Phoenix             120       Developed       1995/96
                                                                   ----------
                                                                     1,116
  Tucson:
Bear Canyon (2)                                     Tucson             238       Developed       1995/96
Harrison Park Expansion Phase II (2)                Tucson             188       Developed       1995/96
                                                                   ----------
                                                                       426
                                                                   ----------
    Total Developments and Lease-Up Properties                       1,542
                                                                   ==========

Acquisitions
  California
  ----------
Canyon Crest Views                                Riverside            178        Acquired        1996
Canyon Ridge                                      San Diego            162        Acquired        1997
Marquessa                                        Corona Hills          336        Acquired        1997
Portofino                                        Chino Hills           176        Acquired        1996
Parkview Terrace Club                              Redlands            558        Acquired        1996
Redlands Lawn & Tennis Club                        Redlands            496        Acquired        1996
                                                                   ----------
                                                                     1,906
                                                                   ==========

Total                                                               15,945
                                                                   ==========

(1) Community reached stabilized occupancy in the first quarter 1997
(2) Community is in lease-up



PART II     OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     EVANS WITHYCOMBE RESIDENTIAL, L.P.

                                     By: Evans Withycombe Residential, Inc., as
                                     General Partner


May 13, 1997                         /s/ Stephen O. Evans
-------------------                  ------------------------------
 (Date)                              Stephen O. Evans,
                                     Chairman of the Board and
                                     Chief Executive Officer




May 13, 1997                         /s/ Paul R. Fannin
-------------------                  ------------------------------
 (Date)                              Paul R. Fannin,
                                     Senior Vice President and
                                     Chief Financial Officer
                                 Page 24 of 24