Form 10-Q
period 1997-06-30
EVANS WITHYCOMBE RESIDENTIAL LP
filed 1997-08-12
CIK 1031305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter ended June 30, 1997                   Commission File Number 0-22109

                          -----------------------------


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

                            YES                    NO   X
                               -----                  -----



    As of August 1, 1997 there were 24,894,186 partnership units outstanding.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                       ----------------------------------

                                      INDEX
                                      -----

Part I        FINANCIAL INFORMATION                                                        Page
------        ---------------------                                                        ----

              Item 1   Financial Statements

              Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and
              December 31, 1996 ...........................................................   3

              Consolidated Statements of Income for the three and six months
              ended June 30, 1997 and 1996 (Unaudited) ....................................   4

              Consolidated Statement of Partners' Capital as of June 30, 1997
              (Unaudited) .................................................................   5

              Consolidated Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996 (Unaudited) ....................................   6

              Notes to Consolidated Financial Statements ..................................   7

              Item 2   Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations .........................................................  14

Part II       OTHER INFORMATION
-------       -----------------

              Item 6   Exhibits and Reports on Form 8-K....................................  25


Signatures    .............................................................................  25

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                             June 30, 1997  December 31, 1996
                                                             -------------  -----------------
                                                              (Unaudited)
ASSETS
Real Estate:
  Land ......................................................   $ 130,490       $ 121,915
  Buildings and improvements ................................     598,421         543,839
  Furniture and fixtures ....................................      31,728          29,567
  Construction-in-progress ..................................      43,265          66,229
                                                                ---------       ---------
                                                                  803,904         761,550

  Less accumulated depreciation .............................     (48,925)        (38,331)
                                                                ---------       ---------
                                                                  754,979         723,219
Cash and cash equivalents ...................................       1,051           2,568
Restricted cash .............................................       8,518           1,622
Accounts and notes receivable ...............................       2,174           2,702
Mortgage notes receivable ...................................      15,120            --
Deferred costs, net of accumulated amortization
 of $1,555 and $1,265 at June 30, 1997 and
 December 31, 1996, respectively ............................       4,489           3,838
Other assets ................................................       1,891           1,518
                                                                ---------       ---------

Total assets ................................................   $ 788,222       $ 735,467
                                                                =========       =========


LIABILITIES AND PARTNERS' CAPITAL

Mortgage and notes payable ..................................   $ 445,441       $ 436,172
Accounts payable and other liabilities ......................      10,081           7,782
Distributions payable .......................................      10,078            --
Accrued interest ............................................       2,860           1,417
Accrued property taxes ......................................       3,241           2,912
Resident security deposits ..................................       2,408           1,818
Prepaid rent ................................................         870             585
                                                                ---------       ---------
Total liabilities ...........................................     474,979         450,686

Minority interest ...........................................         801             827

Partners' capital ...........................................     312,442         283,954
                                                                ---------       ---------

Total liabilities and partners' capital .....................   $ 788,222       $ 735,467
                                                                =========       =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
     (Amounts in thousands, except for number of units and per unit amounts)
                                   (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                         June 30, 1997   June 30, 1996  June 30, 1997   June 30, 1996
                                                         -------------   -------------  -------------   -------------
Revenues:
  Rental .............................................   $     27,713    $     22,078    $     54,865    $     44,214
  Third party management fees ........................            120             664             230             951
  Interest and other .................................          1,760           1,343           3,505           3,081
                                                         ------------    ------------    ------------    ------------
    Total revenues ...................................         29,593          24,085          58,600          48,246

Expenses:
  Repairs and maintenance ............................          2,637           2,719           5,578           5,275
  Property operating .................................          4,237           2,865           8,437           5,548
  Advertising ........................................            542             599             956           1,032
  Real estate taxes ..................................          2,079           1,615           4,198           3,264
  Property management ................................            633             824           1,540           1,708
  General and administrative .........................            253             376             673             797
  Interest ...........................................          8,013           5,469          15,402          10,893
  Depreciation and amortization ......................          6,459           4,870          12,637           9,640
                                                         ------------    ------------    ------------    ------------
Total expenses .......................................         24,853          19,337          49,421          38,157
                                                         ------------    ------------    ------------    ------------

Income before minority interest, gain on sale of
  real estate assets and extraordinary item ..........          4,740           4,748           9,179          10,089
Gain on sale of real estate assets ...................          5,253             --            5,253             --
Minority interest ....................................            (13)            (16)            (30)            (39)
                                                         ------------    ------------    ------------    ------------

Income before extraordinary item .....................          9,980           4,732          14,402          10,050

Extraordinary item-
    loss on early extinguishment of debt .............            --              --           (1,500)            --
                                                         ------------    ------------    ------------    ------------

Net income ...........................................   $      9,980    $      4,732    $     12,902    $     10,050
                                                         ============    ============    ============    ============


Earnings per unit before extraordinary item ..........   $       0.40    $       0.22    $       0.59    $       0.47
                                                         ============    ============    ============    ============

Earnings per unit ....................................   $       0.40    $       0.22    $       0.53    $       0.47
                                                         ============    ============    ============    ============





Weighted average units outstanding ...................     24,857,210      21,700,019      24,415,225      21,320,722
                                                         ============    ============    ============    ============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     (Amounts in thousands, except for number of units and per unit amounts)
                                   (Unaudited)

                                                                                                   Unamortized
                                                                        Evans         Other         Employee
                                                                     Withycombe       Limited      Restricted
                                                        Number of    Residential     Partners        Stock
                                                          Units          Inc.         Capital     Compensation       Total
                                                       ----------    -----------    -----------   ------------    -----------
Partners' capital, December 31, 1996 ..............    23,044,712    $   226,301    $    58,118    $      (465)   $   283,954

    Net income ....................................          --           10,538          2,364           --           12,902
    Distributions  ($0.81 per unit) ...............          --          (16,434)        (3,707)          --          (20,141)
    Proceeds of third offering, net of underwriting
       discount and offering costs of $406 ........     1,800,000         35,415           --             --           35,415
    Conversion of units to common stock ...........          --            2,482         (2,482)          --             --
    Exercise of stock options .....................         7,500            207           --             --              207
    Issuance of restricted stock ..................        36,130            744           --             (744)          --
    Forfeiture of restricted stock ................        (2,176)          --             --             --             --
    Amortization of deferred compensation .........          --             --             --              105            105
                                                      -----------    -----------    -----------    -----------    -----------

Partners' capital, June 30 1997 ...................    24,886,166    $   259,253    $    54,293    $    (1,104)   $   312,442
                                                      ===========    ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                              Six Months ended June 30,
                                                              -------------------------
                                                                  1997         1996
                                                                  ----         ----
Cash flows from operating activities
Net income .................................................   $  12,902    $  10,050
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization ..........................      13,183        9,960
    Amortization of deferred comp ..........................          81          350
    Gain on the sale of real estate assets .................      (5,253)        --
    Minority interest ......................................          30           39
    Write-off of development and acquisition costs .........         402           39
    Write-off of deferred loan costs .......................         294         --
Decrease (increase) in assets:
    Restricted cash ........................................      (6,896)        (437)
    Accounts and notes receivable ..........................         528         (494)
    Other assets ...........................................        (373)         206
(Decrease) increase in liabilities:
    Accounts payable and other liabilities .................       2,299         (883)
    Accrued interest .......................................       1,443          (64)
    Accrued property taxes .................................         329          901
    Resident security deposits .............................         590            2
    Prepaid rent ...........................................         285          (12)
                                                               ---------    ---------
Net cash provided by operating activities ..................      19,844       19,657

Cash flows from investing activities
Purchase of real estate assets .............................     (42,354)     (60,643)
Sale of real estate assets .................................       6,012         --
                                                               ---------    ---------
Net cash used in investing activities ......................     (36,342)     (60,643)

Cash flows from financing activities
Proceeds from Third Public Offering, net of expenses .......      35,415         --
Proceeds from Second Public Offering, net of expenses ......        --         41,107
Proceeds from exercise of options ..........................         207          160
Proceeds from mortgage notes and revolving
  credit facility ..........................................     184,306      176,221
Principal payments on mortgage notes .......................    (193,355)    (161,887)
Payment for loan costs .....................................      (1,473)        (315)
Distributions paid .........................................     (10,063)     (16,075)
Minority interest distributions ............................         (56)         (71)
                                                               ---------    ---------
Net cash provided by financing activities ..................      14,981       39,140
                                                               ---------    ---------


Net decrease in cash and cash equivalents ..................      (1,517)      (1,846)
Cash and cash equivalents, beginning of period .............       2,568        3,634
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................   $   1,051    $   1,788
                                                               =========    =========


Supplemental information
Cash paid during the period for interest ...................   $  13,457    $  10,645
                                                               =========    =========

Supplemental disclosure of non-cash activity
Assumption of debt related to the acquisition of
  apartment communities ....................................   $  18,318    $    --
                                                               =========    =========

Origination of carryback mortgage notes arising from sale of
    apartment communities ..................................   $  15,120    $    --
                                                               =========    =========
Issuance of stock under restricted stock incentive plan ....   $      24    $    --
                                                               =========    =========
Conversion of units to common stock ........................   $   2,482    $     888
                                                               =========    =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
        (Amounts in thousands, except for number of units or shares and per unit amounts)
                                   (Unaudited)

1.   Organization and Formation of the Company

Evans Withycombe Residential, L.P. (the "Operating Partnership") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operations into selected sub-markets in Southern California. The Operating Partnership owns and manages 52 stabilized multifamily apartment communities containing 14,723 units, of which 45 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,325 units and seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units. The Operating Partnership is also in the process of developing or expanding three multifamily apartment communities comprising 720 units in its Phoenix market. The Operating Partnership is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Operating Partnership had approximately 600 employees at June 30, 1997.

The Operating Partnership was formed in June 1994 to develop, acquire, own and manage upscale multifamily apartment communities for Evans Withycombe Residential, Inc. On August 17, 1994, Evans Withycombe Residential, Inc. (the "Company") completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to the Operating Partnership or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Operating Partnership owns 99.0 percent of Evans Withycombe Finance, L.P. and has a 99.0 percent economic interest in Evans Withycombe Management, Inc. (the "Management Company"). Evans Withycombe Residential, Inc. is the sole general partner of and owned a 81.46 percent and 77.08 percent interest in the Operating Partnership at June 30, 1997 and 1996, respectively.

In the second quarter of 1996, the Company completed the Second Public Offering. The net proceeds of $40,891 from the sale of 2,088,889 shares of common stock from the Second Public Offering were used to purchase 2,088,889 units in the Operating Partnership. The Operating Partnership used the proceeds to repay a portion of the $150 million unsecured Revolving Credit Facility (Revolving Credit Facility).

In the first quarter of 1997, the Company completed the Third Public Offering. The net proceeds of $35,415 from the sale of 1,800,000 shares of common stock from the Third Public Offering were used to purchase 1,800,000 units in the Operating Partnership. The Operating Partnership use the proceeds to repay a portion of the Revolving Credit Facility.

2.   Basis of Presentation

The  accompanying   consolidated   financial   statements  of  Evans  Withycombe
Residential,   L.P.   include  the   consolidated   accounts  of  the  Operating
Partnership, the Financing Partnership and the Management Company.

The accompanying unaudited consolidated financial statements have been presented by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These consolidated financial statements should be read in conjunction with the Operating Partnership's December 31, 1996 audited consolidated financial statements and accompanying notes in the Evans Withycombe Residential, L.P. Annual Report on Form 10/A.

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

The Operating Partnership records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At June 30, 1997 the Operating Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $493 and $970 and $744 and $1,464, for the three and the six months ended June 30, 1997 and 1996, respectively.

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

The Operating Partnership also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $10,802 and $12,060 at June 30, 1997 and December 31, 1996, respectively.

Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Restricted Cash

Restricted cash includes restricted deposits held by third party intermediaries for the purpose of completing an IRS Section 1031 tax free exchange, sinking fund accounts related to tax exempt bonds, property taxes and escrow accounts.

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

Earnings Per Unit

Earnings per unit has been computed by dividing net income for the three and the six months ended June 30, 1997 and 1996, respectively, by the weighted average number of units outstanding during the period.

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

4.   Mortgage Notes Receivable

The Operating Partnership's mortgage notes receivable consist of the following:

     $7.9 million  mortgage  note  receivable at a                $ 7,932
     fixed interest rate of 9.5 percent, secured by a first mortgage lien on Deer Creek
     Village Apartments, matures November 1, 1997.
     (Paid off on July 23, 1997.)

     $7.2 million  mortgage  note  receivable at a                  7,188
     fixed interest rate of 8.0 percent secured by
     a   first   mortgage   lien   on  The   Pines
     Apartments, matures November 1, 1997.


                                                                ----------
                                                                  $15,120
                                                                ==========

5.   Mortgage and Notes Payable

The Operating Partnership's mortgage notes and notes payable consists of the following:
                                                       June 30,    December 31,
                                                         1997         1996
                                                         ----         ----

     Mortgage  note  payable  at a fixed  interest   $        -   $     5,380
     rate of 8.0 percent,  monthly  principal  and
     interest   payments.   The  unpaid  principal
     balance was repaid on January 9, 1997.

     Mortgage  note  payable  at a fixed  interest            -         4,340
     rate of 8.0 percent,  monthly  principal  and
     interest   payments.   The  unpaid  principal
     balance was repaid on January 9, 1997.

     Mortgage  note  payable  at a fixed  interest            -         8,951
     rate of 8.0 percent,  monthly  principal  and
     interest   payments.   The  unpaid  principal
     balance was repaid on January 9, 1997.

     Mortgage  note  payable  at a fixed  interest            -         6,225
     rate of 8.28 percent,  monthly  principal and
     interest   payments.   The  unpaid  principal
     balance was repaid on January 31, 1997.

     Mortgage  note  payable  at a fixed  interest       12,000        12,065
     rate of 9.95 percent, monthly principal and interest payments through September 15, 1997, remaining balance due September 15, 1997. The unpaid principal balance was repaid on July
     15, 1997.

     Mortgage  note  payable  at a fixed  interest        3,166         3,182
     rate of 9.3 percent, monthly principal and interest payments through September 15, 1997, remaining balance due September 15, 1997. The unpaid principal balance was repaid on July
     15, 1997.

     Mortgage note payable at fixed interest rates       18,252           -
     ranging  from 6.25  percent  to 9.0  percent,
     monthly   principal  and  interest   payments
     through  August 17, 2004,  remaining  balance
     due August 17, 2004.  Interest rate increases
     0.25 percent annually each September. Secured
     by a first  mortgage  lien  on one  apartment
     community. The mortgage note can be repaid at
     any  time  at  the  Operating   Partnership's
     option without prepayment penalty.

     $50  million  securitized  debt  at  a  fixed       49,250        49,509
     interest  rate  of  7.17   percent,   monthly
     principal  and  interest   payments   through
     January  1,  2006,   remaining   balance  due
     January 1, 2006. Secured by first mortgage liens on 5 communities.

     Securitized  debt at a fixed stated  interest      130,563       130,520
     rate  of  7.98  percent,  with  an  effective
     interest  rate  of  8.05   percent,   monthly
     interest payments only through August 1, 2001. Secured by first mortgage liens on 21 communities. The face amount of $131 million is due August 1, 2001. The balance is net of unamortized discount of $437 and $480 at June
     30, 1997 and December 31, 1996, respectively.

     $17.3   million  tax  exempt   bonds  with  a       17,300        17,300
     floating  interest  rate  based  on  the  tax
     exempt  note  rate  set  by  the  remarketing
     agent,  or at the  option  of  the  Operating
     Partnership  can  convert  to a fixed rate as
     determined by the remarketing agent.  Secured
     by a  $17.5  million  direct  pay  letter  of
     credit,   interest  payments  only,   matures
     December 1, 2007 (Effective  interest rate of
     5.20 percent at June 30, 1997).

     $22.6   million  tax  exempt   bonds  with  a       22,650        22,650
     floating interest rate based on the tax exempt note rate set by the remarketing agent, interest payments only. Secured by a $22.8 million direct pay letter of credit, matures February 1, 2016. (Effective interest rate of 5.56 percent at June 30, 1997).

                                                       June 30,     December 31,
                                                         1997          1996
                                                         ----          ----

     $24.05   million  tax  exempt  bonds  with  a     $ 24,050      $ 24,050
     floating interest rate based on the tax exempt note rate set by the remarketing agent, interest payments only. Secured by a $24.4 million direct pay letter of credit, matures August 1, 2005. (Effective interest rate of 5.34 percent at June 30, 1997).

     $150  million   unsecured   Revolving  Credit       44,000        152,000
     Facility with floating interest rate based on LIBOR plus 1.15 percent or at the option of the Operating Partnership at prime rate, interest payments only. Matures September 24, 1999 (Effective interest rate of 7.23 percent at June 30, 1997).

     $75  million  senior  unsecured  notes with a       74,595             -
     fixed coupon rate of 7.50 percent. Semiannual interest only payments due April 15 and October 15 commencing October 15, 1997. Face amount of $75 million is due April 15, 2004.
     The balance is net of an unamortized discount of $405 at June 30, 1997. The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.18 percent.

     $50  million  senior  unsecured  notes with a       49,615              -
     fixed   coupon   rate   of   7.625   percent.
     Semiannual  interest  only payments due April
     15 and  October  15  commencing  October  15,
     1997. Face amount of $50 million is due April
     15,   2007.   The   balance   is  net  of  an
     unamortized discount of $385 at June 30, 1997. The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.36 percent.

                                                       --------       --------
                                                       $445,441       $436,172
                                                       ========       ========

Scheduled principal payments on debt, assuming that the Operating Partnership exercises its options to extend the maturity date on the Revolving Credit Facility, are as follows:

                   -------------------------------------------------------------------------------------
                      Mortgage      Mortgage      Senior                     Revolving
                       Notes          Loan       Unsecured    Tax-Exempt       Credit
                      Payable     Certificate      Notes        Bonds         Facility         Total
                   -------------------------------------------------------------------------------------
1997               $    15,487   $         -   $         -  $         -   $         -     $    15,487
1998                       784             -             -            -             -             784
1999                       831             -             -            -        44,000          44,831
2000                       882             -             -            -             -             882
2001                       500       130,563             -            -             -         131,063
Thereafter              64,184             -       124,210       64,000             -         252,394
                   ------------- ------------- ------------ ------------- --------------- --------------
   Total           $    82,668   $   130,563   $   124,210  $    64,000   $    44,000     $   445,441
                   ============= ============= ============ ============= =============== ==============

On June 13, 1997, the Operating Partnership amended its existing $225 million Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from LIBOR plus
1.50 percent to LIBOR plus 1.15 percent.

The $150 million Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

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

6.   Distributions

On July 15, 1997, the Operating Partnership paid a distribution of $0.405 per unit ($10,099) to unitholders of record as of June 30, 1997.

7.    Management Fees

The Operating Partnership, through the Management Company, performs management services for certain unaffiliated communities. Management fees received from managed communities were $119 and $664 for the three months ended June 30, 1997 and 1996 and $230 and $951 for the six months ended June 30, 1997 and 1996, respectively. The Second Quarter 1996 balance includes a one time non-recurring $500 termination fee received from the sale of management contracts.

8.   Stock Incentive Plan

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123 and is provided by the Company in its annual report.

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during the six months ended June 30, 1997 is as follows:

                                                                    Weighted
                                                                     Average
                                                                 Exercise Price
                                                    Shares          Per Share
                                                    ------          ---------

Options outstanding at December 31, 1996            908,850          $20.63
         Exercised                                   (7,500)          20.00
         Granted                                    241,500           20.49
         Forfeited                                  (32,225)          20.84
                                                  ---------          ------
Options outstanding at June 30, 1997              1,110,625          $20.66
                                                  =========          ======

Options exercisable:
         December 31, 1996                          357,700          $19.98
         June 30, 1997                              521,125          $20.46

Options to purchase 719,375 and 901,650 shares of common stock were available for grant under the plan at June 30, 1997 and December 31, 1996, respectively.

Executive Stock Incentive Plan

Prior to the Initial Public Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted an aggregate of 98,500 shares of restricted stock from the Company one year following the Initial Public Offering if they remained employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Initial Public Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $30 and $180 and $60 and $350 for the three and six months ended June 30, 1997 and 1996, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                       Shares
                                                                       ------

       Restricted stock, net of forfeitures, at December 31, 1996,     74,346
       Forfeited                                                       (1,174)
                                                                       ------
       Restricted stock at June 30, 1997                               73,172
                                                                       ======

       Number of shares vested at June 30, 1997                        27,600

Restricted Stock Program

The Company has awarded 45,220 shares of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to seven years from the date of the award and are based on the price of the stock at the award date which ranges from $19.13 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $27 and $11 and $45 and $20, for the three and six months ended June 30, 1997 and 1996, respectively, is included in general and administrative expense.

The Company uses the proceeds from the exercise of stock options and the issuance of restricted stock to acquire a similar number of units in the Operating Partnership.

9.   Minority Interest

Evans Withycombe Finance, Inc., a wholly owned subsidiary of Evans Withycombe Residential, Inc. owns a one percent interest in the Financing Partnership at June 30, 1997 as follows:


                                                                       Dollars
                                                                       -------

            Balance at December 31, 1996                                 $827
            Allocation of net income                                       30
            Distributions paid                                            (56)
                                                                         ----
            Balance at June 30, 1997                                     $801
                                                                         ====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (Amounts in thousands, except apartment data and number of shares and units)


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

Results of Operations - Consolidated Financial Statements

The results of  operations  for the three and the six months ended June 30, 1997
and  1996,   respectively,   were   significantly   affected  by   acquisitions,
developments and expansions.

Comparison of Results of Operations for the Three Months and Six Months Ended June 30, 1997 to the Three and Six Months Ended June 30, 1996

                                Three Months Ended                              Six Months Ended
                            ----------------------------                  --------------------------
                                     June 30,                                      June 30,
                            ----------------------------     Percentage   --------------------------  Percentage
                                  1997       1996             Change            1997      1996          Change
                                  ----       ----             ------            ----      ----          ------
Rental income                   $27,713    $22,078              25.5%         $54,865    $44,214          24.1%
Third party management
    fees                            120        664             (81.9)             230        951         (75.8)
Interest and other                1,760      1,343              31.0            3,505      3,081          13.8
                                -------    -------             -----          -------    -------         -----
     Total revenues              29,593     24,085              22.9           58,600     48,246          21.5

Property operating and
  maintenance (1)                 9,495      7,798              21.8           19,169     15,119          26.8
Property management                 633        824             (23.2)           1,540      1,708          (9.8)
General and administrative          253        376             (32.7)             673        797         (15.6)
Interest                          8,013      5,469              46.5           15,402     10,893          41.4
Depreciation and
    amortization                  6,459      4,870              32.6           12,637      9,640          31.1
                                -------    -------             -----          -------    -------         -----
Total expenses                   24,853     19,337              28.5           49,421     38,157          29.5
                                -------    -------             -----          -------    -------         -----
Income before minority
    interest, gain on sale
    of real estate assets and
    extraordinary item          $ 4,740    $ 4,748              (0.2)%        $ 9,179    $10,089          (9.0)%
                                =======    =======             =====          =======    =======         =====
Weighted average monthly
    rental revenue per unit,
    net of concessions          $   682    $   671                            $   684    $   653
                                =======    =======                            =======    =======
Weighted average number
    of apartments                15,272     12,302                             15,019     12,116
                                =======    =======                            =======    =======
Economic occupancy (2)             86.5%      88.3%                              87.7%      90.3%
                                =======    =======                            =======    =======

         (1) The Operating Partnership defines property operating and maintenance expense as repairs and maintenance, other property operating, advertising expense and real estate taxes.
         (2)      Stabilized properties only.

Rental revenues increased by $5,635 and $10,651 or 25.5 percent and 24.1 percent for the three and six months ended June 30, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Operating Partnership believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Operating Partnership in its rental markets.

Third party management fees decreased $544 and $721 or 81.9 percent and 75.8 percent due to the sale of several properties in the management portfolio in 1996 including a $500 one time termination fee for the sale of management contracts received in the Second Quarter of 1996.

Interest and other income for the three and six months ended June 30, 1997 increased $417 and $424 or 31.0 percent and 13.8 percent as compared to the similar period in 1996 as a result of an increase in the weighted average number of units.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and the six months ended June 30, 1997 as compared to the same period in 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Operating Partnership capitalized $493 and $971 of interest for the three and six months ended June 30, 1997 compared to $744 and $1,464 for the same periods in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Operating Partnership defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1996. Same store portfolio consists of 39 stabilized properties containing 10,551 apartment units that were owned by the Operating Partnership for the three months and six months ended June 30, 1997 and 1996. Same store portfolio was adjusted in the second quarter 1997 to reflect the sale of Deer Creek Village and The Pines apartment communities.

                          Three Months Ended                           Six Months Ended
                               June 30,                                    June 30,
                      ---------------------------    Percentage  ---------------------------     Percentage
                            1997        1996           Change         1997          1996           Change
                            ----        ----           ------         ----          ----           ------
Rental income            $ 18,504   $   18,868         (1.9)%      $ 37,518   $   38,329           (2.1)%
Other income                1,052          819         28.4           2,124        1,910           11.2
                         --------   ----------         ----        --------   ----------           ----
                           19,556       19,687         (0.7)         39,642       40,239           (1.5)
Property operating and
    maintenance             6,783        6,610          2.6          13,430       12,975            3.5
                         --------   ----------         ----        --------   ----------           ----
Property net operating
    income               $ 12,773   $   13,077         (2.3)%      $ 26,212   $   27,264           (3.9)%
                         ========   ==========         ====        ========   ==========           ====
Weighted average
    monthly rental
    revenue per unit,
    net of concessions   $    676     $    675                     $    676   $      670
                         ========   ==========                     ========   ==========
Economic occupancy           86.5%        88.4%                        87.7%        90.3%
                         ========   ==========                     ========   ==========

Rental income for the three and six months ended June 30, 1997 decreased $364 and $811 as compared to the same period in 1996 as a result of a decline in the average economic occupancy. Other income for the three and six months ended June 30, 1997 increased as a result of higher ancillary income such as redecoration and application fees, and lease termination fees.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of four new apartment communities and the expansion of four existing apartment communities by the Operating Partnership, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the three and six month periods ended June 30, 1997 as compared to the three and six month periods ended June 30, 1996 are the result of the increase in the weighted average number of apartments.

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                             ------------------------     ------------------------
                                                 1997          1996           1997          1996
                                             -----------   ----------     ----------    ----------
          Rental income                      $     2,935   $    2,286     $    5,997    $    4,180
          Other income                               137          127            296           262
                                             -----------   ----------     ----------    ----------
                                                   3,072        2,413          6,293         4,442

          Property operating and maintenance         955          769          1,917         1,422
                                             -----------   ----------     ----------    ----------

          Property net operating income      $     2,117   $    1,644     $    4,376    $    3,020
                                             ===========   ==========     ==========    ==========
          Weighted average number of
              apartments                           1,444        1,180          1,444         1,027
                                             ===========   ==========     ==========    ==========

Development and Lease Up Communities

Development and lease up communities consist of the development of five new apartment communities and the expansion of two existing apartment communities containing an aggregate of 1,542 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the six month periods ended June 30, 1997 as compared to the three and the six month periods ended June 30, 1996 are the result of an increase in the weighted average number of apartments.

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                             ------------------------     ------------------------
                                                 1997          1996           1997          1996
                                             -----------   ----------     ----------    ----------
          Rental income                      $     1,700   $      101     $    3,049    $      103
          Other income                               133           24            254            25
                                             -----------   ----------     ----------    ----------
                                                   1,833          125          3,303           128

          Property operating and maintenance         435          109          1,047           125
                                             -----------   ----------     ----------    ----------

          Property net operating income      $     1,398   $       16     $    2,256    $        3
                                             ===========   ==========     ==========    ==========
          Weighted average number of
              apartments in lease up                 869           69            782            36
                                             ===========   ==========     ==========    ==========

Acquisitions

Acquisitions consist of 6 properties containing 1,906 apartment units, which have been acquired by the Operating Partnership since January 1, 1996. There was one acquisition of an apartment community during the first six months of 1996, Canyon Crest Views a 178 unit apartment community that was acquired on June 27, 1996.

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                             ---------------------------- ---------------------------
                                                 1997          1996           1997          1996
                                             -----------   ----------     ----------    ----------
          Rental income                      $     3,800   $       18     $    6,739    $       18
          Other income                               138            -            211             -
                                             -----------   ----------     ----------    ----------
                                                   3,938           18          6,950            18

          Property operating and maintenance       1,110            2          2,264             2
                                             -----------   ----------     ----------    ----------

          Property net operating income      $     2,828   $       16     $    4,686    $       16
                                             ===========   ==========     ==========    ==========
          Weighted average number of
              apartments                           1,906            2          1,740             -
                                             ===========   ==========     ==========    ==========

Dispositions

Dispositions consist of two properties containing 502 apartment units, which were sold by the Operating Partnership in June 1997. There were no dispositions of apartment communities during 1996.

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                             ------------------------     ------------------------
                                                 1997          1996           1997          1996
                                             -----------   ----------     -----------   ----------
          Rental income                      $       774   $      805     $     1,562   $    1,584
          Other income                                41           35              82           70
                                             -----------   ----------     -----------   ----------
                                                     815          840           1,644        1,654

          Property operating and maintenance         212          308             511          595
                                             -----------   ----------     -----------   ----------

          Property net operating income      $       603   $      532     $     1,133   $    1,059
                                             ===========   ==========     ===========   ==========
          Weighted average number of
              apartments                             502          502             502          502
                                             ===========   ==========     ===========   ==========

Liquidity and Capital Resources

Liquidity

The Operating Partnership's net cash provided by operating activities of $19.7 million for the six months ended June 30, 1996 was comparable to $19.8 million for the six months ended June 30, 1997 principally due to a reduction in accounts payable and other liabilities related to the decrease in construction activity and the net increase in net income related to the extraordinary items of the loss from the early extinguishment of debt and the gain on the sale of real estate assets. Net cash used in investing activities decreased from $60.6 million for the six months ended June 30, 1996 to $36.4 million for the six months ended June 30, 1997. The decrease is the result of a reduction in construction activity for the first six months of 1997 of $22.3 million as compared to $46.2 million for the first six months of 1996 being offset by $16.5 million related to the acquisitions of two apartment communities, net of assumed debt. Net cash provided by financing activities decreased from $39.1 million for the six months ended June 30, 1996 to $15.0 million for the six months ended June 30, 1997 due to less borrowings taking place on the Revolving Credit Facility as a result of the reduction in construction activity.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining Stabilized Communities, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of additional equity securities of the Company or debt securities of the Operating Partnership, or, possibly in connection with acquisitions of land or existing properties, issuance of Units of the Operating Partnership. The Operating Partnership believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Operating Partnership in accordance with the Company's REIT requirements in both the short and the long term.

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

Capital Resources

At June 30, 1997, the Operating Partnership's total debt was approximately $445.4 million and the Operating Partnership's debt to total market capitalization (Market Equity plus Debt) was approximately 46.2 percent. The Operating Partnership received an investment grade security rating of "BBB-" from Standard & Poor's Corporation, "Baa3" from Moody's Investors Service, Inc., and " BBB-" from Fitch Investors Service, L.P. in December 1996 with respect to prospective issuances of senior unsecured debt.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poor's Corporation indicates that the obligations of the Operating Partnership are in the lower range of those obligations that exhibit adequate protection parameters, (b) Baa3 from Moody's Investors Service, Inc. indicates that the obligations of the Operating Partnership are considered to be in the lower range of medium-grade obligations, which are not considered to be highly protected or poorly secured and (c) BBB-from Fitch Investors Service, L.P. indicates that the obligations of the Operating Partnership are considered to be in the lower range of obligations considered to be of investment grade and of satisfactory credit quality and that its ability to pay interest and to repay principal is considered to be adequate.

Conventional Mortgage Loans

Conventional mortgage loans are comprised of three fixed rate loans at June 30, 1997, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through August 17, 2004. The conventional mortgage loans aggregated $33.4 million at June 30, 1997 with interest rates ranging from 6.25 percent to 9.95 percent. In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1.5 million. On July 15, 1997, the Operating Partnership repaid two additional mortgages with unpaid principal balances of approximately $15.2 million with proceeds from the Revolving Credit Facility. There were no prepayment penalties associated with the repayment of these two mortgages.

In December 1995, the Operating Partnership entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.3 million at June 30, 1997. The loan is convertible to unsecured upon the Operating Partnership achieving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Operating Partnership, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Operating Partnership borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by the first mortgage liens on 21 Communities. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at 97.9375 percent of its face amount and will mature on August 1, 2001. Although both amounts bear interest at 7.98 percent, the $29.0 million has an effective interest rate of 8.40 percent due to the discount. The weighted average effective interest rate of the total $131 million loan is 8.05 percent. The bonds have been rated "AA" by Standard & Poor's.

In March 1997, the Operating Partnership substituted two apartment communities, Sonoran and The Heritage, as collateral for the securitized loan in exchange for releasing the liens on three apartment communities, The Pines and Deer Creek Village, which were sold in June 1997, and La Valencia.

Senior Unsecured Notes

On April 2, 1997, the Company through the Operating Partnership completed the sale of $75 million senior unsecured notes priced at 99.44 percent of par with a coupon rate of 7.50 percent due April 15, 2004 and $50 million senior unsecured notes priced at 99.21 percent of par with a coupon rate of 7.625 percent due April 15, 2007. Proceeds to the Operating Partnership from the sale of the notes, net of underwriter's discount and out-of-pocket costs, was approximately $122.8 million. In anticipation of the Offering, the Operating Partnership entered into two forward treasury lock agreements on February 25, 1997. The treasury lock agreements were settled concurrently with the completion of the sale of the senior unsecured notes on April 2, 1997, and the Operating
Partnership received proceeds from the settlement of the treasury lock agreements of approximately $3 million. The Operating Partnership is amortizing the gain on the settlement of the treasury lock transaction as a reduction in interest expense on the notes using the effective interest rate method. The effective interest rates on the senior unsecured notes inclusive of the benefit from the settlement of the treasury lock transaction is 7.18 percent and 7.36 percent, respectively. The Operating Partnership used the proceeds from the sale of the notes and settlement of the treasury lock transaction to pay down its Revolving Credit Facility.

Tax Exempt Bonds

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Operating Partnership at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64 million at June 30, 1997 with interest rates ranging from 5.20 percent to 5.56 percent.

Revolving Credit Facility

On June 13, 1997, the Operating Partnership amended its existing $225 million unsecured Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from a floating rate of London Inter Bank Offered Rate (LIBOR ) plus 150 basis points (100 basis points equals one percent) to 115 basis points (or, at the option of the Company, at the prime rate announced by the banks). The Revolving Credit Facility has a term of three years which expires in September 1999, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At June 30, 1997, there was

$44.0 million outstanding on the Revolving Credit Facility, with an effective interest rate of 7.23 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Operating Partnership does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Operating Partnership's debt structure as of June 30, 1997.

                                                                       Outstanding   Weighted Average
                                                                         Balance       Interest Rate
                                                                       -----------   ----------------
Fixed Rate Debt:
   Mortgage Debt
     Conventional................................................     $     82,668            7.60%
     Mortgage Loan Certificates..................................          130,563            8.05
   Unsecured
     $75 million senior notes ...................................           74,595            7.18
     $50 million senior notes ...................................           49,615            7.36
                                                                      ------------     -----------
         Total Fixed Rate Debt...................................          337,441            7.63

Variable Rate Debt:
   Tax Exempt Bonds..............................................           64,000            5.40
   Revolving Credit Facility.....................................           44,000            7.23
                                                                      ------------     -----------
         Total Variable Rate Debt................................          108,000            6.10
                                                                      ------------     -----------
         Total Debt..............................................     $    445,441            7.28%
                                                                      ============     ===========

The Operating Partnership had 6,140 unencumbered apartment units related to the Stabilized Communities and 720 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at June 30, 1997.

Subsequent Offerings

On May 28, 1996, the Company completed the Second Public Offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares pursuant to a partial exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company from the Second Public Offering were approximately $40,891,000. The Company used the proceeds from the sale of Common Stock to purchase 2,088,889 units in the Operating Partnership. The Operating Partnership used the proceeds to pay down its Revolving Credit Facility.

In January 1997, the Company filed a shelf registration statement with the SEC for up to $125 million of common stock, preferred stock and warrants issuable by the Company and $200 million of debt securities issuable by the Operating Partnership. The registration statement, which has been declared effective by the SEC includes $125 million of available securities under the September 1995 registration statement. These registration statements provide the Company with the ability to issue and sell a portion of such securities from time to time.

On February 14, 1997, the Company completed the Third Public Offering of 1,800,000 shares of its Common Stock. Net proceeds to the Company from the February 1997 Offering were approximately $35,415,000. The Company used the proceeds from the sale of Common Stock to purchase 1,800,000 units in the Operating Partnership. The Operating Partnership used the proceeds to pay down its Revolving Credit Facility.

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

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                 --------------------------------------------------
                                                     1997          1996        1997          1996
                                                 -----------   ----------  -----------   ----------
          Income before minority interest,
            gain on sale of real estate assets
            and extraordinary item               $     4,740   $    4,748  $     9,179   $   10,089
          Depreciation and amortization, net
              of corporate depreciation                6,386        4,831       12,498        9,562
          Amortization of executive deferred
              compensation expense                        30          180           60          350
                                                 -----------   ----------  -----------   ----------
          Funds from Operations                  $    11,156   $    9,759  $    21,737   $   20,001
                                                 ===========   ==========  ===========   ==========

Number of Units

The Operating Partnership had 24,415,225 and 21,320,722 weighted average number of units at June 30, 1997 and 1996, respectively.

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

Acquisition of assets and community expenditures are as follows:

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                1997             1996          1997             1996
                                             ----------       ---------      ---------       ---------

New community development                    $   12,532       $  15,895      $  22,325       $  46,171
Acquisitions                                          -          13,018         34,800          13,018
Nonrecurring capital expenditures:
  Vehicle access control gates                      412               -            725               -
  Computer upgrade                                   81              23            152              51
Recurring capital expenditures:
  Community additions and
      improvements                                1,490             913          2,042           1,329
  Corporate additions and improvements               34               -             46               -
                                             ----------       ---------      ---------       ---------
                                             $   14,549       $  29,849      $  60,090       $  60,569
                                             ==========       =========      =========       =========

Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                          Actual       Actual or
                                                Average   Estimated       Date of      Estimated   Estimated
                                                 Unit    Construction   Construction   Commence-    Date of
                                        Total    Size        Cost        Commence-      ment of    Stabilized
          Name                 City     Units  (Sq. Ft.)  (Millions)        ment        Lease-Up   Occupancy
--------------------------------------------------------------------------------------------------------------
                                                                                        Quarter
                                                                        --------------------------------------
Phoenix
The Isle at Arrowhead Ranch  Glendale    256     940      $   17           2:96          4:96       4:97
The Retreat Phase I          Phoenix     240     973          14           1:97          3:97       2:98
Vista Grove                  Mesa        224     911          14           1:97          3:97       2:98
                                        ----              ------
     Total                               720              $   45
                                        ====              ======

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


Acquisition Activity

The Operating Partnership is actively pursuing and in preliminary negotiations regarding the acquisition of additional properties in Riverside/San Bernardino and San Diego, California, but no assurance can be given that it will continue to pursue or consummate any acquisitions as a result of these negotiations.

Disposition Activity

During the second quarter of 1997, the Operating Partnership sold two properties, Deer Creek Village and The Pines, containing 502 apartment units. The aggregate sales price was approximately $22.4 million resulting in a gain from the sale of approximately $5.2 million. The Operating Partnership received cash of approximately $7.3 million and two carryback mortgage notes of approximately $15.1 million. The mortgage notes are secured by a first deed of trust on the two properties and mature in November 1997. The buyer may repay the two mortgage notes at anytime without prepayment penalties.

Apartment Communities

The following sets forth certain information regarding the current apartment communities at June 30, 1997. All of the communities are owned 100 percent in fee by the Operating Partnership or the Financing Partnership.

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Same Store
Arizona
-------
    Phoenix:
Acacia Creek                                      Scottsdale           508        Acquired        1995
Bayside at the Islands                             Gilbert             272       Developed        1988
Country Brook                                      Chandler            276        Acq/Dev       1991/1993
Gateway Villas                                     Phoenix             180       Developed        1995
Greenwood Village                                   Tempe              270        Acquired        1993
Heritage Point                                       Mesa              148        Acquired        1994
La Mariposa                                          Mesa              222        Acquired        1990
La Valencia                                          Mesa              361        Acquired        1990
Little Cottonwoods                                  Tempe              379      Acq/Acq/Dev    1989/89/90
Los Arboles                                        Chandler            232       Developed        1985
Miramonte                                         Scottsdale           151       Developed        1983
Morningside                                       Scottsdale           160        Acquired        1992
Mountain Park Ranch                                Phoenix             240       Developed        1995
Park Meadow                                        Gilbert             156        Acquired        1992
Preserve at Squaw Peak                             Phoenix             108        Acquired        1991
Promontory Pointe                                  Phoenix             304        Acquired        1988
Rancho Murietta                                     Tempe              292        Acquired        1995
Scottsdale Courtyards                             Scottsdale           274       Developed        1993
Scottsdale Meadows                                Scottsdale           168       Developed        1984
Shadow Brook                                       Phoenix             224        Acquired        1993
Shores at Andersen Springs                         Chandler            299       Developed      1989/1993
Silver Creek                                       Phoenix             174        Acquired        1991
Sonoran                                            Phoenix             429       Developed        1995
Sun Creek                                          Glendale            175        Acquired        1993
Superstition Vista                                   Mesa              316        Acquired        1995
The Enclave                                         Tempe              204       Developed        1995
The Heritage                                       Phoenix             204       Developed        1995
The Meadows                                          Mesa              306        Acquired        1987
The Palms                                          Phoenix             132       Developed        1990
Towne Square                                       Chandler            468        Acq/Dev       1992/1995
Villa Encanto                                      Phoenix             382       Developed        1983
Village at Lakewood                                Phoenix             240       Developed        1988
                                                                 ---------
                                                                     8,254
   Tucson:
Harrison Park                                       Tucson             172        Acquired        1991
La Reserve                                        Oro Valley           240       Developed        1988
Orange Grove Village                                Tucson             256        Acquired        1991
Suntree Village                                   Oro Valley           424        Acquired        1992
The Arboretum                                       Tucson             496        Acq/Dev       1992/1995
Village at Tanque Verde                             Tucson             217        Acq/Dev       1990/1994
                                                                 ---------
                                                                     1,805
   California:
The Ashton                                       Corona Hills          492        Acquired        1995
                                                                 ---------
                                                                       492
                                                                 ---------
     Total Same Store                                               10,551
                                                                 =========

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Communities Stabilized Less than Two Years
Arizona
-------
    Phoenix:
Country Brook Expansion Phase III                  Chandler            120       Developed       1995/96
Ingleside                                          Phoenix             120       Developed       1995/96
Ladera                                             Phoenix             248       Developed       1995/96
Mirador                                            Phoenix             316       Developed       1995/96
Park Meadow Expansion Phase II                     Gilbert              68       Developed       1995/96
Towne Square Expansion Phase III                   Chandler            116       Developed       1995/96
                                                                 ---------
                                                                       988
Tucson:
The Legends                                         Tucson             312       Developed       1995/96
Orange Grove Expansion Phase II                     Tucson             144       Developed       1995/96
                                                                 ---------
                                                                       456
                                                                 ---------
     Total Communities Stabilized Less than Two Years                1,444
                                                                 =========

Developments and Lease-Up Properties
Arizona
-------
   Phoenix:
The Hawthorne (1)                                  Phoenix             276       Developed       1995/96
The Retreat Phase I                                Glendale            240       Developed       1996/97
Vista Grove                                          Mesa              224       Developed       1996/97
The Isle at Arrowhead Ranch (2)                    Glendale            256       Developed        1996
Promontory Pointe Expansion Phase II (1)           Phoenix             120       Developed       1995/96
                                                                 ---------
                                                                     1,116
  Tucson:
Bear Canyon (3)                                     Tucson             238       Developed       1995/96
Harrison Park Expansion Phase II (3)                Tucson             188       Developed       1995/96
                                                                 ---------
                                                                       426
                                                                 ---------
    Total Developments and Lease-Up Properties                       1,542
                                                                 =========

Acquisitions
  California
Canyon Crest Views                                Riverside            178        Acquired        1996
Canyon Ridge                                      San Diego            162        Acquired        1997
Marquessa                                        Corona Hills          336        Acquired        1997
Portofino                                        Chino Hills           176        Acquired        1996
Parkview Terrace Club                              Redlands            558        Acquired        1996
Redlands Lawn & Tennis Club                        Redlands            496        Acquired        1996
                                                                 ---------
                                                                     1,906
                                                                 ---------

Total                                                               15,443
                                                                 =========

Dispositions
Arizona
Deer Creek Village                                 Phoenix           308          Acquired        1991
The Pines                                            Mesa            194          Acquired        1992
                                                                 -------
                                                                     502
                                                                 =======

(1)      Community reached stabilized occupancy in the first quarter 1997
(2)      Community is in lease-up
(3)      Community reached stabilized occupancy in the second quarter 1997

PART II     OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

(b) A Form 8-K was filed on April 2, 1997 reporting under Item 5 the filing of a Prospectus Supplement relating to the issuance and sale of $75 million senior unsecured notes due April 15, 2004 and $50 million senior unsecured notes due April 15, 2007 and Item 7 exhibits relating to the sale and issuance of these notes.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                                      By: Evans Withycombe Residential, Inc., as
                                          General Partner



August 11, 1997                       /s/ Stephen O. Evans
------------------------              --------------------------------------
 (Date)                               Stephen O. Evans,
                                      Chairman of the Board and
                                      Chief Executive Officer




August 11, 1997                       /s/ Paul R. Fannin
------------------------              --------------------------------------
 (Date)                               Paul R. Fannin,
                                      Senior Vice President and
                                      Chief Financial Officer