Form 10-Q
period 1997-09-30
EVANS WITHYCOMBE RESIDENTIAL LP
filed 1997-11-12
CIK 1031305

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


FOR QUARTER ENDED SEPTEMBER 30, 1997          COMMISSION FILE NUMBER 0-22109
                         _____________________________



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







  As of November 7, 1997 there were 24,947,481 partnership units outstanding.

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.


                                     INDEX

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
         and December 31, 1996...............................................  3

         Consolidated Statements of Income for the three and nine months ended September 30, 1997 and 1996 (Unaudited).......................  4

         Consolidated Statement of Partners' Capital as of September 30,
         1997 (Unaudited)....................................................  5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996 (Unaudited).......................  6

         Notes to Consolidated Financial Statements..........................  7

         Item 2  Management's Discussion
                 and Analysis of Financial
                 Condition and Results of
                 Operations.................................................. 14

PART II OTHER INFORMATION

        Item 6   Exhibits and Reports on Form 8-K............................ 25

SIGNATURES................................................................... 25

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                       SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                       ------------------   -----------------
                                                         (Unaudited)

ASSETS
Real Estate:
  Land..............................................      $  129,278           $  121,915
  Buildings and improvements........................         606,882              543,839
  Furniture and fixtures............................          34,780               29,567
  Construction-in-progress..........................          35,568               66,229
                                                          ----------           ----------
                                                             806,508              761,550

  Less accumulated depreciation.....................         (54,409)             (38,331)
                                                          ----------           ----------
                                                             752,099              723,219
Cash and cash equivalents...........................           2,488                2,568
Restricted cash.....................................          15,305                1,622
Accounts and notes receivable.......................           1,849                2,702
Mortgage notes receivable...........................           7,188                   --
Deferred costs, net of accumulated amortization
 of $1,841 and $1,265 at September 30, 1997 and
 December 31, 1996, respectively....................           4,503                3,838
Other assets........................................           3,135                1,518
                                                          ----------           ----------

Total assets........................................      $  786,567           $  735,467
                                                          ----------           ----------
                                                          ----------           ----------


LIABILITIES AND PARTNERS' CAPITAL

Mortgage and notes payable..........................      $  442,156           $  436,172
Accounts payable and other liabilities..............           8,945                7,782
Distributions payable...............................           9,480                   --
Accrued interest....................................           5,327                1,417
Accrued property taxes..............................           5,306                2,912
Resident security deposits..........................           2,617                1,818
Prepaid rent........................................             838                  585
                                                          ----------           ----------
Total liabilities...................................         474,669              450,686

Minority interest...................................             799                  827

Partners' capital...................................         311,099              283,954
                                                          ----------           ----------
Total liabilities and partners' capital.............      $  786,567           $  735,467
                                                          ----------           ----------
                                                          ----------           ----------


See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
    (Amounts in thousands, except for number of units and per unit amounts)
                                  (Unaudited)


       >

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                      -------------        -------------        -------------      -------------
                                                           1997                 1996                 1997               1996
                                                           ----                 ----                 ----               ----
Revenues:
  Rental..........................................    $    28,417          $    24,351          $    83,282        $    68,565
  Third party management fees.....................            381                  103                  611              1,054
  Interest income - investment in mortgage notes..            194                   --                  201                 --
  Interest and other..............................          2,249                1,484                5,747              4,565
                                                      -----------          -----------          -----------        -----------
Total revenues....................................         31,241               25,938               89,841             74,184

Expenses:
  Property and maintenance........................          7,709                7,367               22,143             18,759
  Real estate taxes and insurance.................          2,552                1,847                7,287              5,574
  Property management.............................            788                  721                2,328              2,429
  General and administrative......................            305                  329                  978              1,126
  Depreciation....................................          6,701                5,437               19,338             15,077
  Interest:
    Expense incurred, net of amounts capitalized..          7,587                6,077               22,534             16,693
    Amortization of deferred financing costs......            286                  174                  741                451
                                                      -----------          -----------          -----------        -----------
Total expenses....................................         25,928               21,952               75,349             60,109
                                                      -----------          -----------          -----------        -----------

Income before minority interest, gain on sale of
  real estate assets and extraordinary item.......          5,313                3,986               14,492             14,075
Gain on sale of real estate assets................          2,278                   --                7,531                 --
Minority interest.................................            (15)                 (15)                 (45)               (54)
                                                      -----------          -----------          -----------        -----------

Income before extraordinary item..................          7,576                3,971               21,978             14,021

Extraordinary item-
  loss on early extinguishment of debt............             --                   --               (1,500)                --
                                                      -----------          -----------          -----------        -----------

Net income........................................    $     7,576          $     3,971          $    20,478        $    14,021
                                                      -----------          -----------          -----------        -----------
                                                      -----------          -----------          -----------        -----------


Earnings per unit before extraordinary item.......    $      0.30          $      0.17          $      0.89        $      0.64
                                                      -----------          -----------          -----------        -----------
                                                      -----------          -----------          -----------        -----------

Earnings per unit.................................    $      0.30          $      0.17          $      0.83        $      0.64
                                                      -----------          -----------          -----------        -----------
                                                      -----------          -----------          -----------        -----------




Weighted average units outstanding................     24,915,866           23,038,163           24,583,939         21,897,381
                                                      -----------          -----------          -----------        -----------
                                                      -----------          -----------          -----------        -----------



See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
    (Amounts in thousands, except for number of units and per unit amounts)
                                  (Unaudited)

                                                                                                    UNAMORTIZED
                                                                        EVANS          OTHER          EMPLOYEE
                                                                      WITHYCOMBE      LIMITED        RESTRICTED
                                                        NUMBER OF    RESIDENTIAL      PARTNERS         STOCK
                                                          UNITS          INC.         CAPITAL       COMPENSATION      TOTAL
                                                       ----------    -----------      ---------     ------------   ----------

Partners' capital, December 31, 1996..............     23,044,712     $  226,301      $  58,118     $    (465)     $  283,954

  Net income......................................             --         16,755          3,723            --          20,478
  Distributions  ($1.19 per unit).................             --        (24,199)        (5,445)           --         (29,644)
  Proceeds of third offering, net of underwriting
    discount and offering costs of $406...........      1,800,000         35,415             --            --          35,415
  Conversion of units to common stock.............             --          3,235         (3,235)           --              --
  Exercise of stock options.......................         36,500            731             --            --             731
  Issuance of restricted stock....................         69,775          1,435             --        (1,435)             --
  Forfeiture of restricted stock..................         (3,506)           (44)            --            --             (44)
  Amortization of deferred compensation...........             --             --             --           209             209
                                                       ----------     ----------      ---------     ---------      ----------

Partners' capital, September 30 1997..............     24,947,481     $  259,629      $  53,161     $  (1,691)     $  311,099
                                                       ----------     ----------      ---------     ---------      ----------
                                                       ----------     ----------      ---------     ---------      ----------




See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1997           1996
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................    $  20,478      $  14,021
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization...................       19,338         15,077
    Amortization of deferred financing costs and
      bond discount.................................          807            495
    Amortization of deferred comp...................          255            360
    Minority interest...............................           45             54
    Net gain on sale of real estate assets..........       (7,531)            --
    Write-off of development and acquisition costs..          402            107
    Write-off of deferred loan costs................          294             --
Decrease (increase) in assets:
    Restricted cash.................................      (13,683)          (371)
    Accounts and notes receivable...................          744         (1,386)
    Other assets....................................       (1,548)          (160)
(Decrease) increase in liabilities:
    Accounts payable and other liabilities..........        1,129           (425)
    Accrued interest................................        3,910            141
    Accrued property taxes..........................        2,394          2,201
    Resident security deposits......................          799            158
    Prepaid rent....................................          253            341
                                                        ---------      ---------
Net cash provided by operating activities...........       28,086         30,613

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate assets......................      (54,431)      (103,443)
Sale of real estate assets..........................       24,383             --
                                                        ---------      ---------
Net cash used in investing activities...............      (30,048)      (103,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Third Public Offering, net of
  expenses..........................................       35,415             --
Proceeds from Second Public Offering, net of
  expenses..........................................           --         40,891
Proceeds from exercise of options...................          731            234
Proceeds from mortgage notes and revolving
  credit facility...................................      209,306        235,028
Principal payments on mortgage notes................     (221,706)      (178,748)
Payment for loan costs..............................       (1,700)        (1,758)
Dividends paid......................................      (20,091)       (24,963)
Minority interest distributions.....................          (73)           (96)
                                                        ---------      ---------
Net cash provided by financing activities...........        1,882         70,588
                                                        ---------      ---------

Net decrease in cash and cash equivalents...........          (80)        (2,242)
Cash and cash equivalents, beginning of period......        2,568          3,634
                                                        ---------      ---------
Cash and cash equivalents, end of period............    $   2,488      $   1,392
                                                        ---------      ---------
                                                        ---------      ---------

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest............    $  18,624      $  16,500
                                                        ---------      ---------
                                                        ---------      ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to the acquisition of
  apartment communities.............................    $  18,318      $  22,650
                                                        ---------      ---------
                                                        ---------      ---------

Origination of carryback mortgage notes arising
  from sale of apartment communities................    $   7,188      $      --
                                                        ---------      ---------
                                                        ---------      ---------

Issuance of stock under restricted stock
  incentive plan....................................    $      89      $      66
                                                        ---------      ---------
                                                        ---------      ---------

Conversion of units to common stock.................    $   3,234      $     888
                                                        ---------      ---------
                                                        ---------      ---------


See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT FOR APARTMENT DATA, NUMBER OF UNITS OR SHARES AND
                               PER UNIT AMOUNTS)
                                  (UNAUDITED)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Evans Withycombe Residential, L.P. (the "Operating Partnership") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operations into selected sub-markets in Southern California. The Operating Partnership owns and manages 51 stabilized multifamily apartment communities containing 14,747 units, of which 44 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,349 units and seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units. The Operating Partnership is also in the process of developing or expanding four multifamily apartment communities comprising 953 units in its Phoenix market. The Operating Partnership is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Operating Partnership had approximately 600 employees at September 30, 1997.

The Operating Partnership was formed in June 1994 to develop, acquire, own and manage upscale multifamily apartment communities for Evans Withycombe Residential, Inc. On August 17, 1994, Evans Withycombe Residential, Inc. (the "Company") completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to the Operating Partnership or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Operating Partnership owns 99.0 percent of Evans Withycombe Finance, L.P. and has a 99.0 percent economic interest in Evans Withycombe Management, Inc. (the "Management Company"). Evans Withycombe Residential, Inc. is the sole general partner of and owned a 81.9 percent and 79.3 percent interest in the Operating Partnership at September 30, 1997 and 1996, respectively.

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

The accompanying unaudited consolidated financial statements have been presented by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission
(SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These consolidated financial statements should be read in conjunction with the Operating Partnership's December 31, 1996 audited consolidated financial statements and accompanying notes in the Evans Withycombe Residential, L.P. Annual Report on Form 10 /A.

RECLASSIFICATION

Certain amounts in the consolidated statements of income for 1996 have been reclassified to conform to the 1997 presentation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION

The Operating Partnership records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At September 30, 1997 the Operating Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $509 and $1,479 and $608 and $2,072, for the three and the nine months ended September 30, 1997 and 1996, respectively.

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

The Operating Partnership also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $8,272 and $12,060 at September 30, 1997 and December 31, 1996, respectively.

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

EARNINGS PER UNIT

Earnings per unit has been computed by dividing net income for the three and the nine months ended September 30, 1997 and 1996, respectively, by the weighted average number of units outstanding during the period.

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

4.  MORTGAGE NOTES RECEIVABLE

The Operating Partnership's mortgage notes receivable consists of a $7.2 million mortgage note receivable at a fixed rate of 8.0 percent secured by a first mortgage lien on The Pines Apartments, matures November 1, 1997. The mortgage note receivable maturity date can be extended 30 days to December 1, 1997 at the option of the borrower.

5.  MORTGAGE AND NOTES PAYABLE

The Operating Partnership's mortgage notes and notes payable consists of the following:


                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1997               1996
                                                                                       ----               ----
  CONVENTIONAL MORTGAGE LOANS:
  Mortgage note payable at a fixed interest rate of 8.0 percent, monthly            $     --           $  5,380
  principal and interest payments.  The unpaid principal balance was repaid on
  January 9, 1997.

  Mortgage note payable at a fixed interest rate of 8.0 percent, monthly                  --              4,340
  principal and interest payments. The unpaid principal balance was repaid on
  January 9, 1997.

  Mortgage note payable at a fixed interest rate of 8.0 percent,  monthly                 --              8,951
  principal and interest payments. The unpaid principal balance was repaid on
  January 9, 1997.

  Mortgage note payable at a fixed interest rate of 8.28 percent, monthly                 --              6,225
  principal and interest payments.  The unpaid principal balance was repaid on
  January 31, 1997.

  Mortgage note payable at a fixed interest rate of 9.95 percent, monthly                 --             12,065
  principal and interest payments.  The unpaid principal balance was repaid on
  July 15, 1997.

  Mortgage note payable at a fixed interest rate of 9.3 percent, monthly                  --              3,182
  principal and interest payments.  The unpaid principal balance was repaid on
  July 15, 1997.

  Mortgage note payable at fixed interest rates ranging from 6.5 percent to 9.0       18,219                --
  percent,  monthly principal and interest payments through August 17, 2004, remaining balance due August 17, 2004.  Interest rate increases 0.25 percent annually each September.  Secured by a first mortgage lien on one apartment community.  The mortgage note can be repaid at any time at the Operating
  Partnership's option without prepayment penalty.

  $50 million securitized debt at a fixed interest rate of 7.17 percent, monthly      49,117            49,509
  principal and interest payments through January 1, 2006, remaining balance due
  January 1, 2006.  Secured by first mortgage liens on 5 apartment communities.
                                                                                     -------           -------
                                                                                      67,336            89,652

  MORTGAGE LOAN CERTIFICATES:
  Securitized debt at a fixed stated interest rate of 7.98 percent, with an          130,586           130,520
  effective interest rate of 8.05 percent, monthly interest payments only through
  August 1, 2001. Secured by first mortgage liens on 21 communities.  The face amount of $131 million is  due August 1, 2001.  The balance is net of unamortized discount of $414 and $480 at September 30, 1997 and December 31,
  1996, respectively.

  SENIOR UNSECURED NOTES:
  $75 million senior unsecured notes with a fixed coupon rate of 7.50 percent.        74,610                --
  Semiannual interest only payments due April 15 and October 15 commencing
  October 15, 1997.  Face amount of $75 million is due April 15, 2004.  The balance is net of an unamortized discount of $390 at September 30, 1997.  The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.18 percent.

  $50 million senior unsecured notes with a fixed coupon rate of 7.625 percent.       49,624                --
  Semiannual interest only payments due April 15 and October 15 commencing
  October 15, 1997.  Face amount of $50 million is due April 15, 2007.  The balance is net of an unamortized discount of $375 at September 30, 1997.  The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.36 percent.
                                                                                     -------           -------
                                                                                     124,234                --



                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1997               1996
                                                                                       ----               ----
  TAX EXEMPT BONDS:
  $17.3 million tax exempt bonds with a floating interest rate based on the tax     $ 17,300           $ 17,300
  exempt note rate set by the remarketing agent, or at the option of the
  Operating Partnership can convert to a fixed rate as determined by the remarketing agent.  Secured by a $17.5 million direct pay letter of credit, interest payments only, matures December 1, 2007 (Effective interest rate of
  5.61 percent at September 30, 1997).

  $22.6 million tax exempt bonds with a floating interest rate based on the tax       22,650             22,650
  exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8 million direct pay letter of credit, matures February 1, 2016.
  (Effective interest rate of 5.58 percent at September 30, 1997).

  $24.05 million tax exempt bonds with a floating interest rate based on the tax      24,050             24,050
  exempt note rate set by the remarketing agent, interest payments only.  Secured by a $24.4 million direct pay letter of credit, matures August 1, 2005.
  (Effective interest rate of 5.29 percent at September 30, 1997).
                                                                                     -------           -------
                                                                                      64,000            64,000

  REVOLVING CREDIT FACILITY:
  $150 million unsecured Revolving Credit Facility with floating interest rate        56,000           152,000
  based on LIBOR plus 1.15 percent or at the option of the Operating Partnership at prime rate, interest payments only.  Matures September 24, 1999 (Effective interest rate of 6.92 percent at September 30, 1997).
                                                                                     -------           -------
                                                                                    $442,156          $436,172
                                                                                     -------           -------
                                                                                     -------           -------


  Scheduled principal payments on debt, assuming that the Operating Partnership exercises its options to extend the maturity date on the Revolving Credit Facility, are as follows:


                 ----------------------------------------------------------------------------------------
                      MORTGAGE     MORTGAGE       SENIOR                        REVOLVING
                       NOTES         LOAN        UNSECURED     TAX-EXEMPT        CREDIT
                      PAYABLE    CERTIFICATES      NOTES          BONDS         FACILITY        TOTAL
                 ----------------------------------------------------------------------------------------
  1997                $   154     $     --       $     --       $    --         $    --       $    154
  1998                    784           --             --            --              --            784
  1999                    831           --             --            --          56,000         56,831
  2000                    882           --             --            --              --            882
  2001                    937      130,586             --            --              --        131,523
  Thereafter           63,748           --        124,234        64,000              --        251,982
                 ----------------------------------------------------------------------------------------
   Total              $67,336     $130,586       $124,234       $64,000         $56,000       $442,156
                 ----------------------------------------------------------------------------------------


  On June 13, 1997, the Operating Partnership amended its existing $225 million Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from LIBOR plus 1.50 percent to LIBOR plus 1.15 percent. The Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

  The Operating Partnership has three direct pay letters of credit of $17,500, $22,800 and $24,400 which serve as a credit enhancement for the tax exempt bonds. The letters of credit are secured by a first mortgage lien on four apartment communities.

  In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25,000 with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1,500.

6.  DISTRIBUTIONS

On October 15, 1997, the Operating Partnership paid a distribution of $0.38 per unit ($9,480) to unitholders of record as of September 30, 1997.

7.  MANAGEMENT FEES

The Operating Partnership, through the Management Company, performs management services for certain unaffiliated communities. Management fees received from managed communities were $380 and $102 for the three months ended September 30, 1997 and 1996 and $610 and $1,053 for the nine months ended September 30, 1997 and 1996, respectively. The nine months ended September 30, 1997 and 1996 balance includes a one time non-recurring $250 and $500 termination fee received from the sale of management contracts, respectively.

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

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during the nine months ended September 30, 1997 is as follows:

                                                                     Weighted
                                                                     Average
                                                                  Exercise Price
                                                     Shares          Per Share
                                                     ------          ---------

Options outstanding at December 31, 1996             908,850          $20.63
     Exercised                                       (36,500)          20.02
     Granted                                         266,500           20.58
     Forfeited                                       (33,588)          20.81
                                                   ---------          ------
Options outstanding at September 30, 1997          1,105,262          $20.70
                                                   ---------          ------
                                                   ---------          ------

Options exercisable:
     December 31, 1996                               357,700          $19.98
     September 30, 1997                              601,664          $20.40


Options to purchase 724,738 and 901,650 shares of common stock were available for grant under the plan at September 30, 1997 and December 31, 1996, respectively.

EXECUTIVE STOCK INCENTIVE PLAN

Prior to the Initial Public Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted an aggregate of 98,500 shares of restricted stock from the Company one year following the Initial Public Offering if they remained employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Initial Public Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $35 and $48 and $95 and $360 for the three and nine months ended September 30, 1997 and 1996, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                       Shares
                                                                       ------

      Restricted stock, net of forfeitures, at December 31, 1996       74,346
      Forfeited                                                        (1,174)
                                                                       ------
      Restricted stock at September 30, 1997                           73,172
                                                                       ------
                                                                       ------

      Number of shares vested at September 30, 1997                    53,325

RESTRICTED STOCK PROGRAM

The Company has awarded 45,220 shares, net of forfeitures, of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to seven years from the date of the award and are based on the price of the stock at the award date which ranges from $19.13 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $92 and $34 and $168 and $66, for the three and nine months ended September 30, 1997 and 1996, respectively, is included in general and administrative expense.

The Company uses the proceeds from the exercise of stock options and the issuance of restricted stock to acquire a similar number of units in the Operating Partnership.

9.  MINORITY INTEREST

Evans Withycombe Finance, Inc., a wholly owned subsidiary of Evans Withycombe Residential, Inc., owns a one percent interest in the Financing Partnership at September 30, 1997 as follows:

                                                          Dollars
                                                          -------

      Balance at December 31, 1996                          $827
      Allocation of net income                                45
      Distributions paid                                     (73)
                                                           ------
      Balance at September 30, 1997                         $799
                                                           ------
                                                           ------

10.  MERGER AND RECENT DEVELOPMENTS

The Operating Partnership has entered into an Asset Contribution Agreement, dated as of August 27, 1997 (the "Agreement"), with Equity Residential Operating Partnership ("EROP") pursuant to which Operating Partnership agreed, subject to certain conditions, to contribute all of its assets to EROP in exchange for units of limited partnership interest in EROP following the Merger (as defined below) The Asset Contribution Agreement was entered into in connection with the contemplated merger ("Merger") of the Company, the sole general partner of Operating Partnership, with and into Equity Residential Property Trust ("EQR"), a Maryland real estate investment trust and sole general partner of EROP, pursuant to an Agreement and Plan of Merger
between the Company and EQR dated August 27, 1997.   The Asset Contribution
Agreement provides for the exchange of all outstanding limited partnership units in the Operating Partnership for limited partnership units in EROP, at an exchange ratio of 0.50 units of EROP for each unit of the Operating Partnership.

The Merger is subject to the approval of the shareholders of both EQR and the Company and the Asset Contribution Agreement is subject to the approval of the Operating Partnership's limited partners.

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

OVERVIEW

When used in the following discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Operating Partnership's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Operating Partnership operates, the Operating Partnership's ability to successfully manage its planned expansion into Southern California and the culmination of its pending merger with EROP. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS - CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three and the nine months ended September 30, 1997 and 1996, respectively, were significantly affected by acquisitions, developments and expansions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 1997 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                -----------------------                 -----------------------
                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                -----------------------    PERCENTAGE   -----------------------   PERCENTAGE
                                  1997           1996        CHANGE       1997           1996       CHANGE
                                --------       --------    ----------   --------       --------   ----------
Rental income                   $ 28,417       $ 24,351        16.7%     $ 83,282     $ 68,565       21.5%
Third party management fees          381            103       269.9           611        1,054      (42.0)
Interest income - investment
  in mortgage notes                  194             --         N/A           201           --        N/A
Interest and other                 2,249          1,484        51.5         5,747        4,565       25.9
                                --------       --------       -----      --------      -------       ----
     Total revenues               31,241         25,938        20.4        89,841       74,184       21.1

Property operating and
  maintenance (1)                 10,261          9,214        11.4        29,430       24,333       20.9
Property management                  788            721         9.3         2,328        2,429       (4.2)
General and administrative           305            329        (7.3)          978        1,126      (13.3)
Interest                           7,873          6,251        25.9        23,275       17,144       35.8
Depreciation and amortization      6,701          5,437        23.2        19,338       15,077       28.3
                                --------       --------       -----      --------      -------       ----
Total expenses                    25,928         21,952        18.1        75,349       60,109       25.4
                                --------       --------       -----      --------      -------       ----

Income before minority
  interest, gain on sale
  of real estate assets and
  extraordinary item            $  5,313       $  3,986        33.9%     $ 14,492     $ 14,075        3.0%
                                --------       --------       -----      --------      -------       ----
                                --------       --------       -----      --------      -------       ----

Weighted average monthly
  rental revenue per unit,
  net of concessions            $    697       $    664                  $    682     $    678
                                --------       --------                  --------     --------
                                --------       --------                  --------     --------

Weighted average number of
  apartments                      14,927         13,325                    14,989       12,519
                                --------       --------                  --------     --------
                                --------       --------                  --------     --------

Economic occupancy (2)              92.2%          89.3%                     89.1%        90.0%
                                --------       --------                  --------     --------
                                --------       --------                  --------     --------


      (1) The Operating Partnership defines property operating and maintenance expense as property and maintenance, real estate taxes and insurance.
      (2) Stabilized properties only.

Rental revenues increased by $4,066 and $14,717 or 16.7 percent and 21.5 percent for the three and nine months ended September 30, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments and the weighted average monthly revenue per occupied apartment, and a change in economic occupancy. The Operating Partnership believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Operating Partnership in its rental markets.

Third party management fees increased $278 or 269.9 percent for the three months ended September 30, 1997 as a result of a $250 gain on the sale of a management contract and decreased $442 or 42.0 percent for the nine months ended September 30, 1997 due to the sale of several properties in the management portfolio in 1996 including a $500 one time termination fee for the sale of management contracts received in the second quarter of 1996.

Interest and other income for the three and nine months ended September 30, 1997 increased $765 and $1,182 or 51.5 percent and 25.9 percent as compared to the similar period in 1996 as a result of an increase in ancillary income related to the weighted average number of units, additional interest income from funds held by third party intermediaries, and cable revenue sharing.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and the nine months ended September 30, 1997 as compared to the same period in 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Operating Partnership capitalized $509 and $1,479 of interest for the three and nine months ended September 30, 1997 compared to $608 and $2,072 for the same periods in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"SAME STORE" PORTFOLIO

The Operating Partnership defines same store portfolio as those communities
that reached stabilized occupancy prior to January 1, 1996.   Same store
portfolio consists of 38 stabilized properties containing 10,319 apartment units that were owned by the Operating Partnership for the three months and nine months ended September 30, 1997 and 1996. Same store portfolio was adjusted to reflect the sale of Deer Creek Village, The Pines and Los Arboles apartment communities.


                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                            ------------------------   PERCENTAGE   ------------------------    PERCENTAGE
                                               1997           1996       CHANGE        1997           1996        CHANGE
                                            ---------      ---------   ----------   ---------      ---------    ----------
Rental income                               $  19,038      $  18,561      2.6%      $  55,763      $  56,082      (0.6)%
Other income                                    1,110          1,044      6.3           3,203          2,973       7.7
                                            ---------      ---------      ---       ---------      ---------      -----
                                               20,148         19,605      2.8          58,966         59,055      (0.2)
Property operating and maintenance              7,080          7,053      0.4          20,208         19,725       2.4
                                            ---------      ---------      ---       ---------      ---------      -----
Property net operating income               $  13,068      $  12,552      4.1%      $  38,758      $  39,330      (1.5)%
                                            ---------      ---------      ---       ---------      ---------      -----
                                            ---------      ---------      ---       ---------      ---------      -----

Weighted average monthly rental
  revenue per unit, net of concessions      $     668      $     667                $     674      $     670
                                            ---------      ---------                ---------      ---------
                                            ---------      ---------                ---------      ---------

Economic occupancy                               92.2%          89.3%                    89.1%          90.0%
                                            ---------      ---------                ---------      ---------
                                            ---------      ---------                ---------      ---------


Rental income for the three months ended September 30, 1997 increased $477 and decreased $319 for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of a change in the average economic occupancy. Other income for the three and nine months ended September 30, 1997 increased as a result of higher ancillary income such as redecoration and application fees, and lease termination fees.

COMMUNITIES STABILIZED LESS THAN TWO YEARS

Communities stabilized less than two years consist of the development of four new apartment communities and the expansion of four existing apartment communities by the Operating Partnership, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the three and nine month periods ended September 30, 1997 as compared to the three and nine month periods ended September 30, 1996 are the result of the increase in the weighted average number of apartments.


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------------------------------------
                                                1997           1996           1997           1996
                                             --------       --------       --------       --------
     Rental income                           $  3,020       $  2,768       $  9,017       $  6,948
     Other income                                 183            180            479            442
                                             --------       --------       --------       --------
                                                3,203          2,948          9,496          7,390

     Property operating and maintenance         1,052            873          2,969          2,295
                                             --------       --------       --------       --------

     Property net operating income           $  2,151       $  2,075       $  6,527       $  5,095
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------
     Weighted average number of apartments      1,444          1,354          1,444          1,136
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------


DEVELOPMENT AND LEASE UP COMMUNITIES

Development and lease up communities consist of the development of six new apartment communities and the expansion of two existing apartment communities containing an aggregate of 2,031 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the nine month periods ended September 30, 1997 as compared to the three and the nine month periods ended September 30, 1996 are the result of an increase in the weighted average number of apartments.


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------------------------------------
                                                1997           1996           1997           1996
                                             --------       --------       --------       --------
     Rental income                           $  2,041       $  410         $  5,090       $  513
     Other income                                 150           79              404          104
                                             --------       ------         --------       ------
                                                2,191          489            5,494          617

     Property operating and maintenance           649          295            1,696          420
                                             --------       ------         --------       ------

     Property net operating income           $  1,542       $  194         $  3,798       $  197
                                             --------       ------         --------       ------
                                             --------       ------         --------       ------

     Weighted average number of
       apartments in lease up                   1,026          251              806          107
                                             --------       ------         --------       ------
                                             --------       ------         --------       ------


ACQUISITIONS

Acquisitions consist of six properties containing 1,906 apartment units, which have been acquired by the Operating Partnership since January 1, 1996. The Operating Partnership acquired three apartment communities containing 912 apartment units during the third quarter of 1996. There were no acquisitions of apartment communities during the third quarter of 1997.


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------------------------------------
                                                1997           1996           1997           1996
                                             --------       --------       --------       --------
     Rental income                           $  3,908       $  1,400       $  10,647      $  1,418
     Other income                                 193             35             404            35
                                             --------       --------       --------       --------
                                                4,101          1,435          11,051         1,453

     Property operating and maintenance         1,321            513           3,585           515
                                             --------       --------       --------       --------

     Property net operating income           $  2,780         $  922        $  7,466        $  938
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------
     Weighted average number of apartments      1,906            667           1,795           222
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------


DISPOSITIONS

Dispositions consist of three properties containing 734 apartment units, which were sold by the Operating Partnership in 1997. The Operating Partnership sold one apartment community, containing 232 units, in the third quarter of 1997 and two apartment communities, containing 502 units, in the second quarter of 1997. There were no dispositions of apartment communities during 1996.


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------------------------------------
                                                1997           1996           1997           1996
                                             --------       --------       --------       --------
     Rental income                           $  410         $  1,212       $  2,766       $  3,604
     Other income                                14               57            127            155
                                             --------       --------       --------       --------
                                                424            1,269          2,893          3,759

     Property operating and maintenance         159              480            973          1,378
                                             --------       --------       --------       --------

     Property net operating income           $  265           $  789       $  1,920       $  2,381
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------
     Weighted average number of apartments      232              734            567            734
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Operating Partnership's net cash provided by operating activities of $30.6 million for the nine months ended September 30, 1996 decreased to $28.1 million for the nine months ended September 30, 1997 as a result of cash related to the sale of apartment communities being held by a third party intermediary in order to complete a tax free exchange. Net cash used in investing activities decreased from $103.4 million for the nine months ended September 30, 1996 to $30.0 million for the nine months ended September 30, 1997. The decrease is the result of a reduction in construction activity for the first nine months of 1997 of $32.5 million as compared to $66 million for the first nine months of 1996 and a decrease in cash used to fund the Operating Partnership's acquisition activity from $34.9 million to $17.5 million in the first nine months of 1996 as compared to the first nine months of 1997 and the proceeds received from the sale of three apartment communities. Net cash provided by financing activities decreased from $70.6 million for the nine months ended September 30, 1996 to $1.9 million for the nine months ended September 30, 1997 due to less borrowings under the Revolving Credit Facility as a result of the reduction in construction and acquisition activity.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining Stabilized Communities, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of additional equity securities of the Operating Partnership or debt securities of the Operating Partnership, or, possibly in connection with acquisitions of land or existing properties, issuance of Units of the Operating Partnership. The Operating Partnership believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Operating Partnership in accordance with the Company's REIT requirements in both the short and the long term.

The information in the immediately preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact the Operating Partnership's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Operating Partnership's outlook for its liquidity requirements, such factors would include the actual timing of the Operating Partnership's planned development of new, and expansion of existing, communities; acquisitions of existing apartment communities; the actual costs associated with such developments and acquisitions; the strength of the local economies in the sub-markets in which the Operating Partnership operates and the culmination of its pending merger with EROP. The Operating Partnership is further subject to risks relating to the limited geographic area in which it operates and its ability to successfully manage its planned expansion into Southern California, a market in which it did not have any operating history prior to 1995. Higher than expected costs, delays in development of communities, a downturn in the local economies and/or the lack of growth of such economies could reduce the Operating Partnership's revenues and increase its expenses, resulting in a greater burden on the Operating Partnership's liquidity than that which the Operating Partnership has described above.

CAPITAL RESOURCES

At September 30, 1997, the Operating Partnership's total debt was approximately $442.2 million and the Operating Partnership's debt to total market capitalization (Market Equity plus Debt) was approximately 40.2 percent. The Operating Partnership received an investment grade security rating of "BBB-" from Standard & Poor's Corporation, "Baa3" from Moody's Investors Service, Inc., and " BBB-" from Fitch Investors Service, L.P. in December 1996 with respect to prospective issuances of senior unsecured debt.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poor's Corporation indicates that the obligations of the Operating Partnership are in the lower range of those obligations that exhibit adequate protection parameters, (b) Baa3 from Moody's Investors Service, Inc. indicates that the obligations of the Operating Partnership are considered to be in the lower range of medium-grade obligations, which are not considered to be highly protected or poorly secured and (c) BBB- from Fitch Investors Service, L.P. indicates that the obligations of the Operating Partnership are considered to be in the lower range of obligations considered to be of investment grade and of satisfactory credit quality and that its ability to pay interest and to repay principal is considered to be adequate.

CONVENTIONAL MORTGAGE LOANS

Conventional mortgage loans are comprised of one fixed rate loan at September 30, 1997 which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgage is payable in monthly installments of principal and interest and matures on August 17, 2004. The conventional mortgage loan aggregated $18.2 million at September 30, 1997 with an interest rate of 6.5 percent. In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1.5 million. On July 15, 1997, the Operating Partnership repaid two additional mortgages with unpaid principal balances of approximately $15.2 million with proceeds from the Revolving Credit Facility. There were no prepayment penalties associated with the repayment of these two mortgages.

In December 1995, the Operating Partnership entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down the outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.1 million at September 30, 1997. The loan is convertible to unsecured upon the Operating Partnership achieving an investment grade rating of BBB or better.

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

TAX EXEMPT BONDS

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Operating Partnership at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64.0 million at September 30, 1997 with interest rates ranging from 5.29 percent to 5.61 percent.

REVOLVING CREDIT FACILITY

On June 13, 1997, the Operating Partnership amended its existing $225 million unsecured Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from a floating rate of London Inter Bank Offered Rate (LIBOR ) plus 150 basis points (100 basis points equals one percent) to 115 basis points (or, at the option of the Operating Partnership, at the prime rate announced by the banks). The Revolving Credit Facility has a term of three years which expires in September 1999, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At September 30, 1997, there was $56.0 million outstanding on the Revolving Credit Facility, with an effective interest rate of 6.92 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Operating Partnership does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or the Company's ability to maintain a REIT status.

The table below outlines the Operating Partnership's debt structure as of September 30, 1997.

                                       OUTSTANDING      WEIGHTED AVERAGE
                                         BALANCE          INTEREST RATE

FIXED RATE DEBT:
  Mortgage Debt:
    Conventional...................     $  67,336              6.98%
    Mortgage Loan Certificates.....       130,586              8.05
  Unsecured:
    $75 million senior notes.......        74,610              7.18
    $50 million senior notes.......        49,624              7.36
                                        ---------              ----
      Total Fixed Rate Debt........       322,156              7.51

VARIABLE RATE DEBT:
  Tax Exempt Bonds.................        64,000              5.38
  Revolving Credit Facility........        56,000              6.92
                                        ---------              ----
      Total Variable Rate Debt.....       120,000              6.10
                                        ---------              ----
      Total Debt...................    $  442,156              7.12%
                                        ---------              ----
                                        ---------              ----

The Operating Partnership had 6,164 unencumbered apartment units related to the Stabilized Communities and 953 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at September 30, 1997.

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


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             ------------------------------------------------------
                                               1997           1996           1997           1996
                                             --------       --------      ---------      ---------
     Income before minority interest,
       gain on sale of real estate assets
       and extraordinary item                $  5,313       $  3,986      $  14,492      $  14,075
     Depreciation and amortization, net of
       corporate depreciation                   6,603          5,390         19,101         14,951
     Amortization of executive deferred
       compensation expense                        35             48             95            360
                                             --------       --------      ---------      ---------
     Funds from Operations                   $ 11,951       $  9,424      $  33,688      $  29,386
                                             --------       --------      ---------      ---------
                                             --------       --------      ---------      ---------


NUMBER OF UNITS

The Operating Partnership had 24,915,866 and 24,583,939 weighted average number of units for the three and the nine months ended September 30, 1997 and 23,038,163 and 21,897,381 for the three and the nine months ended September 30, 1996, respectively.

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

Acquisition of assets and community expenditures are as follows:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                           1997           1996           1997           1996
                                        --------      ---------      ---------      ---------
New community development               $ 10,556      $  20,143      $  32,881      $  66,314
Acquisitions                                  --         44,193         34,800         57,211
Nonrecurring capital expenditures:
Vehicle access control gates                 712            154          1,437            154
Computer upgrade                             195            148            347            199
Recurring capital expenditures:
 Community additions and
    improvements                             930            746          2,972          2,075
 Corporate additions and improvements         13             21             59             21
                                        --------      ---------      ---------     ----------
                                        $ 12,406      $  65,405      $  72,496     $  125,974
                                        --------      ---------      ---------     ----------
                                        --------      ---------      ---------     ----------


DEVELOPMENT AND CONSTRUCTION ACTIVITY

The apartment communities under construction and in lease-up are listed below:

                                                                       ACTUAL        ACTUAL OR
                                            AVERAGE    ESTIMATED       DATE OF       ESTIMATED    ESTIMATED
                                             UNIT     CONSTRUCTION   CONSTRUCTION    COMMENCE-     DATE OF
                                    TOTAL    SIZE         COST         COMMENCE-      MENT OF     STABILIZED
        NAME              CITY      UNITS  (SQ. FT.)   (MILLIONS)        MENT         LEASE-UP    OCCUPANCY
-------------------------------------------------------------------------------------------------------------
                                                                                      QUARTER
                                                                     ----------------------------------------
PHOENIX
Montierra              Scottsdale    249     1,052       $  21           3:97           2:98        1:99
The Retreat Phase I    Phoenix       240       973          14           1:97           3:97        2:98
The Retreat Phase II   Phoenix       240       973          17           3:97           2:98        1:99
Vista Grove            Mesa          224       911          14           1:97           3:97        2:98
                                     ---                 -----
     TOTAL                           953                 $  66
                                     ---                 -----
                                     ---                 -----


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

DISPOSITION ACTIVITY

During the second quarter of 1997, the Operating Partnership sold two properties, Deer Creek Village and The Pines, containing 502 apartment units. The aggregate sales price was approximately $22.4 million resulting in a gain from the sale of approximately $5.2 million. The Operating Partnership received cash of approximately $7.3 million and two carryback mortgage notes of approximately $15.1 million. The $7.9 million mortgage note on Deer Creek Village was paid off on July 23, 1997. The mortgage note is secured by a first deed of trust on The Pines property and matures in November 1997. The buyer may repay the remaining mortgage note at anytime without prepayment penalties. The mortgage note receivable maturity date can be extended 30 days to December 1, 1997 at the option of the borrower.

On September 30, 1997, the Operating Partnership sold Los Arboles Apartments, a 232 unit apartment community located in Chandler, Arizona. The aggregate proceeds were approximately $12.5 million resulting in a gain from the sale of approximately $2.3 million. In connection with the sale, the Operating Partnership sold the management contract on an adjoining apartment community, Los Arboles II and received payment of the unpaid principal balance and accrued interest on the mortgage note on that property.

APARTMENT COMMUNITIES

The following sets forth certain information regarding the current apartment communities at September 30, 1997. All of the communities are owned 100 percent in fee by the Operating Partnership.


                                                                                                        YEAR
                                                                                                      DEVELOPED
                                                                       NUMBER OF      DEVELOPED/         OR
        APARTMENT COMMUNITIES                             CITY        APARTMENTS       ACQUIRED       ACQUIRED
        ---------------------                             ----        ----------      ----------      ---------
SAME STORE
ARIZONA
-------
    PHOENIX:
Acacia Creek                                           Scottsdale            508       Acquired           1995
Bayside at the Islands                                    Gilbert            272      Developed           1988
Country Brook                                            Chandler            276        Acq/Dev      1991/1993
Gateway Villas                                            Phoenix            180      Developed           1995
Greenwood Village                                           Tempe            270       Acquired           1993
Heritage Point                                               Mesa            148       Acquired           1994
La Mariposa                                                  Mesa            222       Acquired           1990
La Valencia                                                  Mesa            361       Acquired           1990
Little Cottonwoods                                          Tempe            379    Acq/Acq/Dev     1989/89/90
Miramonte                                              Scottsdale            151      Developed           1983
Morningside                                            Scottsdale            160       Acquired           1992
Mountain Park Ranch                                       Phoenix            240      Developed           1995
Park Meadow                                               Gilbert            156       Acquired           1992
Preserve at Squaw Peak                                    Phoenix            108       Acquired           1991
Promontory Pointe                                         Phoenix            304       Acquired           1988
Rancho Murietta                                             Tempe            292       Acquired           1995
Scottsdale Courtyards                                  Scottsdale            274      Developed           1993
Scottsdale Meadows                                     Scottsdale            168      Developed           1984
Shadow Brook                                              Phoenix            224       Acquired           1993
Shores at Andersen Springs                               Chandler            299      Developed      1989/1993
Silver Creek                                              Phoenix            174       Acquired           1991
Sonoran                                                   Phoenix            429      Developed           1995
Sun Creek                                                Glendale            175       Acquired           1993
Superstition Vista                                           Mesa            316       Acquired           1995
The Enclave                                                 Tempe            204      Developed           1995
The Heritage                                              Phoenix            204      Developed           1995
The Meadows                                                  Mesa            306       Acquired           1987
The Palms                                                 Phoenix            132      Developed           1990
Towne Square                                             Chandler            468        Acq/Dev      1992/1995
Villa Encanto                                             Phoenix            382      Developed           1983
Village at Lakewood                                       Phoenix            240      Developed           1988
                                                                         -------
                                                                           8,022
   TUCSON:
Harrison Park                                              Tucson            172       Acquired           1991
La Reserve                                             Oro Valley            240      Developed           1988
Orange Grove Village                                       Tucson            256       Acquired           1991
Suntree Village                                        Oro Valley            424       Acquired           1992
The Arboretum                                              Tucson            496        Acq/Dev      1992/1995
Village at Tanque Verde                                    Tucson            217        Acq/Dev      1990/1994
                                                                         -------
                                                                           1,805
   CALIFORNIA:
The Ashton                                           Corona Hills            492       Acquired           1995
                                                                         -------
                                                                             492
                                                                         -------
     Total Same Store                                                     10,319
                                                                         -------
                                                                         -------


                                                                                                        YEAR
                                                                                                      DEVELOPED
                                                                       NUMBER OF      DEVELOPED/         OR
        APARTMENT COMMUNITIES                             CITY        APARTMENTS       ACQUIRED       ACQUIRED
        ---------------------                             ----        ----------      ----------      ---------
COMMUNITIES STABILIZED LESS THAN TWO YEARS
ARIZONA
-------
    PHOENIX:
Country Brook Expansion Phase III                        Chandler            120      Developed        1995/96
Ingleside                                                 Phoenix            120      Developed        1995/96
Ladera                                                    Phoenix            248      Developed        1995/96
Mirador                                                   Phoenix            316      Developed        1995/96
Park Meadow Expansion Phase II                            Gilbert             68      Developed        1995/96
Towne Square Expansion Phase III                         Chandler            116      Developed        1995/96
                                                                         -------
                                                                             988
TUCSON:
The Legends                                                Tucson            312      Developed        1995/96
Orange Grove Expansion Phase II                            Tucson            144      Developed        1995/96
                                                                         -------
                                                                             456
                                                                         -------
     Total Communities Stabilized Less than Two Years                      1,444
                                                                         -------
                                                                         -------

DEVELOPMENTS AND LEASE-UP PROPERTIES
ARIZONA
   PHOENIX:
The Hawthorne (1)                                         Phoenix            276      Developed        1995/96
The Retreat Phase I (2)                                   Phoenix            240      Developed        1996/97
The Retreat Phase II                                      Phoenix            240      Developed           1997
Vista Grove (2)                                              Mesa            224      Developed        1996/97
The Isle at Arrowhead Ranch (4)                          Glendale            256      Developed           1996
Promontory Pointe Expansion Phase II (1)                  Phoenix            120      Developed        1995/96
Montierra                                              Scottsdale            249      Developed           1997
                                                                         -------
                                                                           1,605
  TUCSON:
Bear Canyon (3)                                            Tucson            238      Developed        1995/96
Harrison Park Expansion Phase II (3)                       Tucson            188      Developed        1995/96
                                                                         -------
                                                                             426
                                                                         -------
    Total Developments and Lease-Up Properties                             2,031
                                                                         -------
                                                                         -------

ACQUISITIONS
CALIFORNIA
Canyon Crest Views                                      Riverside            178       Acquired           1996
Canyon Ridge                                            San Diego            162       Acquired           1997
Marquessa                                            Corona Hills            336       Acquired           1997
Portofino                                             Chino Hills            176       Acquired           1996
Parkview Terrace Club                                    Redlands            558       Acquired           1996
Redlands Lawn & Tennis Club                              Redlands            496       Acquired           1996
                                                                         -------
                                                                           1,906
                                                                         -------

Total                                                                     15,700
                                                                         -------
                                                                         -------

DISPOSITIONS
ARIZONA
Deer Creek Village                                        Phoenix            308       Acquired           1991
The Pines                                                    Mesa            194       Acquired           1992
Los Arboles                                              Chandler            232      Developed           1985
                                                                         -------
                                                                             734
                                                                         -------
                                                                         -------


(1) Community reached stabilized occupancy in the first quarter 1997
(2) Community is in lease-up
(3) Community reached stabilized occupancy in the second quarter 1997
(4) Community reached stabilized occupancy in the third quarter 1997

PART II     OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(b)  Two Form 8-K's were filed during the third quarter 1997.

     - A Form 8-K was filed on August 25, 1997 reporting under Item 5 the modification of the Operating Partnership's existing Revolving Loan Agreement by and between the banks named herein, Bank One Arizona, N.A., as administrative agent, and Bank of America National Trust and Savings Association and Wells Fargo Bank, National Association as co-agents and Item 7 exhibits containing the modification agreement.

     - A Form 8-K was filed on August 27, 1997 reporting under Item 5 the pending merger between the Operating Partnership and Equity Residential Operating Partnership and Item 7 exhibits relating to the agreement and plan of merger.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVANS WITHYCOMBE RESIDENTIAL, L.P.
                                   By: Evans Withycombe Residential, Inc., as
                                   General Partner


November  11 , 1997                /s/ Stephen O. Evans
------------------------           ----------------------------------
(Date)                             Stephen O. Evans,
                                   Chairman of the Board and
                                   Chief Executive Officer




November   11 , 1997               /s/ Paul R. Fannin
------------------------           ----------------------------------
(Date)                             Paul R. Fannin,
                                   Senior Vice President and
                                   Chief Financial Officer