Form 10-K405
period 1997-12-31
EVANS WITHYCOMBE RESIDENTIAL LP
filed 1998-03-31
CIK 1031305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)
  |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

  |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-22109
                             ----------------------

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
             (Exact name of Registrant as specified in its charter)

                   Delaware                               86-0766007
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

     Two North Riverside Plaza, Suite 400
               Chicago, Illinois                             60606
        (Address of Principal Executive                   (Zip Code)
                   Offices)

       Registrant's telephone number, including area code: (312) 474-1300
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interests


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.

                                TABLE OF CONTENTS

Item No.                                                                Page No.

           PART I

1.  Business ..............................................................  1
2.  Properties ............................................................  6
3.  Legal Proceedings .....................................................  8
4.  Submission of Matters to a Vote of Security Holders ...................  8

           PART II

5.  Market for Registrant's Common Equity and Related Shareholder Matters .  9
6.  Selected Financial Data ............................................... 10
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ............................................... 12
8.  Financial Statements and Supplementary Data ........................... 21
9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure ................................................ 21

           PART III

10. Trustees and Executive Officers of the Registrant ..................... 22
11. Executive Compensation ................................................ 25
12. Security Ownership of Certain Beneficial Owners and Management ........ 25
13. Certain Relationships and Related Transactions ........................ 26

           PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....... 26

ITEM 1.  BUSINESS

Evans Withycombe Residential, L.P. (the "Operating Partnership") owns and manages 44 stabilized multifamily apartment communities located in Arizona, one stabilized multifamily apartment community each in Minnesota and Massachusetts, and seven stabilized multifamily communities in Southern California, containing a total of 15,331 apartments, of which 12,349 are in Arizona, 248 in Minnesota, 336 in Massachusetts, and 2,398 in Southern California. The 53 stabilized communities are referred to herein as the "Stabilized Properties." The Operating Partnership is also in the process of developing three apartment communities in Arizona with a total of 953 apartments (the "Properties Under Construction" and, together with the Stabilized Properties, the "Properties"). The Operating Partnership generally considers a property stabilized when it first reaches 93% physical occupancy.

Business Combination

The Operating Partnership entered into an Asset Contribution Agreement, dated as of August 27, 1997 (the "Agreement"), with ERP Operating Limited Partnership ("ERP") pursuant to which the Operating Partnership agreed, subject to certain conditions, to contribute all of its assets to ERP in exchange for units of limited partnership interest in ERP following the Merger (as defined below). The Agreement was entered into in connection with the business combination of Evans Withycombe Residential, Inc. (the "Predecessor"), a Maryland real estate investment trust ("REIT"), previously the sole general partner of the Operating Partnership, with and into Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust and sole general partner of ERP, pursuant to an Agreement and Plan of Merger between the Predecessor and EQR dated August 27, 1997 (the "Merger"). The Agreement provided for the exchange of all outstanding limited partnership units in the Operating Partnership for limited partnership units in ERP, at an exchange ratio of 0.50 units of ERP for each unit of the Operating Partnership.

On December 23, 1997, the Merger was approved by the shareholders of both EQR and the Predecessor. On December 23, 1997, the Predecessor and certain limited partners who held 24,811,438 units in the Operating Partnership exchanged their limited partnership units for limited partnership units in ERP. EQR and ERP replaced the Predecessor as co-general partners of the Operating Partnership and owned 82.1 percent and 17.1 percent, respectively, of the Operating Partnership at December 31, 1997.

Organization Structure

Prior to December 23, 1997, the effective date of the Merger, the general partner of the Operating Partnership was the Predecessor, which operated as a self-administered and self-managed REIT. All of the Properties and substantially all other assets of the Predecessor were held by, and substantially all of the Predecessor's operations were conducted through, the Operating Partnership (either directly or through subsidiaries). The Predecessor was the sole general partner and was also a limited partner of the Operating Partnership and owned an approximate 82.4 percent interest therein at December 23, 1997. To maintain the Predecessor's qualification as a REIT while realizing income from its fee management and related service business, the Predecessor's management operations were conducted through Evans Withycombe Management, Inc. (the "Management Company") pursuant to the terms of management agreements with the Operating Partnership and Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership").

The structure of EQR, the Predecessor, the Operating Partnership, the Financing Partnership and the Management Company and the ownership of the equity in such entities, as of December 22, 1997 and December 31, 1997, respectively, were as set forth below.

                                                      Company
                                              As of December 31, 1997

---------------------------------------------------------------------------------------------------------------------
                                        EQUITY RESIDENTIAL PROPERTIES TRUST
---------------------------------------------------------------------------------------------------------------------
                                                                                     Other
                                                                               ------------------

                                         General partner     Limited partner
                                             Interest           Interest
                                                1%                89.1%


                                        --------------------------------------
                                                         ERP
                                                OPERATING PARTNERSHIP
                                        --------------------------------------


  General partner     Limited partner    General partner     Limited partner    Limited partner          100%
     Interest            Interest            Interest           Interest           Interest          common stock
        1%                 81.1%                1%                16.1%               .8%


           -----------------------------------------------------------------------------          -------------------
                                         Evans Withycombe                                               Evans
                                        Residential, L.P.                                             Withycombe
                                     [Operating Partnership]                                         Finance Inc.
           -----------------------------------------------------------------------------          -------------------


     Current members of
    senior management of
            EQR
-----------------------------
                              100% Non-voting common stock                  99%                           1%
                                     1% Voting common stock           Limited partner              General partner
                                   (99% of economic interest)             interest                     interest


       99% Voting common stock
        (1% economic interest)


           ------------------------------------------------          ------------------------------------------------
                          Evans Withycombe                                          Evans Withycombe
                          Management, Inc.                                      Finance Partnership, L.P.
                        [Management Company]                                     [Financing Partnership]
           ------------------------------------------------          ------------------------------------------------

                                                Predecessor Company
                                              As of December 22, 1997

---------------------------------------------------------------------------------------------------------------------
                                         EVANS WITHYCOMBE RESIDENTIAL, INC.
---------------------------------------------------------------------------------------------------------------------
                                                                  Other
                                                            ------------------

                      General partner    Limited partner     Limited partner                             100%
                         Interest            Interest           Interest                             common stock
                            1%                81.4%               17.6%



           -----------------------------------------------------------------------------          -------------------
                                         Evans Withycombe                                               Evans
                                        Residential, L.P.                                             Withycombe
                                     [Operating Partnership]                                         Finance Inc.
           -----------------------------------------------------------------------------          -------------------


     Current and former
     members of senior
         management
-----------------------------
                              100% Non-voting common stock                  99%                           1%
                                     1% Voting common stock           Limited partner              General partner
                                   (99% of economic interest)             interest                     interest



       99% Voting common stock
        (1% economic interest)


           ------------------------------------------------          ------------------------------------------------
                          Evans Withycombe                                          Evans Withycombe
                          Management, Inc.                                      Finance Partnership, L.P.
                        [Management Company]                                     [Financing Partnership]
           ------------------------------------------------          ------------------------------------------------

The Operating Partnership's principal executive office is located at Two North Riverside Plaza, Chicago, Illinois 60606, and its telephone number is 312-474-1300. EQR has approximately 4,200 full-time employees. Each of the Properties is directed by an on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property. The manager is generally assisted by a leasing administrator and/or property administrator. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Business Objectives and Operating Strategies

The Operating Partnership seeks to maximize both current income and long-term growth in income, thereby increasing: (i) the value of the Properties; (ii) distributions on a per limited partnership interest ("OP Units") basis; and
(iii) EQR's shareholders' value.

The Operating Partnership's strategies for accomplishing these objectives are:

         o maintaining and increasing Property occupancy while increasing rental rates and

         o        controlling    expenses,    providing    regular    preventive
                  maintenance,   making   periodic   renovations  and  enhancing
                  amenities.

The Operating Partnership is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In addition, the Operating Partnership continuously surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors they consider most important in choosing a particular apartment unit.

Acquisition Strategies

EQR intends to pursue property acquisitions through ERP and not through the Operating Partnership.

Development Strategies

The Operating Partnership seeks to make investments towards the development of properties in markets where it discerns strong demand, which the Operating Partnership believes will enable it to achieve superior rates of return. The Operating Partnership's current communities under development are in markets where certain market demographics justify the development of high quality multifamily communities offering extensive amenities and services to residents. In evaluating whether to develop an apartment community in a particular location, the Operating Partnership analyzes relevant demographic, economic and financial data. Specifically, the Operating Partnership considers the following factors, among others, in determining the viability of a potential new apartment community; (i) income levels and employment growth trends in the relevant market, (ii) uniqueness of location, (iii) household growth and net migration of the relevant market's population, (iv) supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels and (v) barriers to entry that would limit competition, and (vi) the purchase price and yields of available existing stabilized communities, if any.

Disposition Strategies

Management will use market information to evaluate dispositions. Factors the Operating Partnership considers in deciding whether to dispose of its Properties include the following: (i) potential increases in new construction; (ii) areas where the economy is expected to decline substantially; and (iii) markets where the Operating Partnership does not intend to establish long-term concentrations. The Operating Partnership will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Operating Partnership will structure these transactions as tax deferred exchanges.

Competition

All of the Properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Operating Partnership's ability to lease units at the Properties or at any newly acquired properties and on the rents charged. The Operating Partnership may be competing with other entities that have greater resources than the Operating Partnership and whose managers have more experience than the Operating Partnership's officers and trustees. In addition, other forms of multifamily properties, including multifamily properties and manufactured housing controlled by Mr. Zell, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

Potential Environmental Liability Affecting the Operating Partnership

Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose environmental liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership or the Subsidiaries, as the case may be, may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as for certain other related costs, including governmental fines and injuries to persons and property.

All the Properties have been the subject of a Phase I, and in certain cases a supplemental, environmental assessment completed by qualified independent environmental consultant companies. Environmental assessments were obtained prior to the acquisition by the Operating Partnership of each of the Properties. These environmental assessments have not revealed, nor is the Operating
Partnership aware of, any environmental liability that the Operating Partnership's management believes would have a material adverse effect on the Operating Partnership's business, results of operations, financial condition or liquidity.

No assurance can be given that existing environmental assessments with respect to any of the Properties reveal all environmental liabilities, that any prior owner of a Property did not create any material environmental condition not known to the Operating Partnership, or that a material environmental condition does not otherwise exist as to any one or more Properties.

ITEM 2.  PROPERTIES

The following sets forth certain information regarding the Stabilized Properties at December 31, 1997. The Operating Partnership beneficially owns fee simple title to all 53 properties. For description of liens on certain of the Properties listed below, see Schedule III - Real Estate Investments and Accumulated Depreciation on page S-1.

                                                                                                       Average      Physical
                                                                             Year         Average      Physical     Occupancy
                                                                           Developed       Unit       Occupancy       as of
                                               Number of    Developed/        or           Size         During    December 31,
          Properties               City       Apartments     Acquired      Acquired    (square feet)   1997 (1)     1997 (1)
          ----------               ----       ----------     --------      --------    -------------   --------     --------

Stabilized Properties

Arizona
-------
    Phoenix:
Acacia Creek                    Scottsdale           508     Acquired        1995              910       96%           98%
Bayside at the Islands            Gilbert            272     Developed       1988              870       96%           98%
Country Brook                    Chandler            396    Acq/Dev/Dev  1991/1993/1996        961       97%           99%
Gateway Villas                    Phoenix            180     Developed       1995              998       94%           97%
Greenwood Village                  Tempe             270     Acquired        1993              884       96%           96%
Hawthorne (3)                     Phoenix            276     Developed     1995/1996           904       96%           91%
Heritage Point (2)                 Mesa              148     Acquired        1994              773       95%           96%
Isle at Arrowhead Ranch (3)      Glendale            256     Developed     1996/1997           940       91%           96%
La Mariposa                        Mesa              222     Acquired        1990              928       95%           98%
La Valencia                        Mesa              361     Acquired        1990              950       92%           97%
Ladera                            Phoenix            248     Developed     1995/1996         1,012       96%           98%
Little Cottonwoods                 Tempe             379    Acq/Acq/Dev   1989/89/90         1,023       94%           97%
Mirador                           Phoenix            316     Developed     1995/1996           987       94%           98%
Miramonte                       Scottsdale           151     Developed       1983              782       98%           98%
Morningside                     Scottsdale           160     Acquired        1992            1,019       96%          100%
Mountain Park Ranch               Phoenix            240     Developed       1995              961       95%           98%
Park Meadow                       Gilbert            224     Acquired        1992              880       96%           99%
Preserve at Squaw Peak            Phoenix            108     Acquired        1991              952       95%           95%
Promontory Pointe (Phase I &
II) (3)                           Phoenix            424    Acq/Dev/Dev  1988/1996/1997        986       93%           97%
Rancho Murietta                    Tempe             292     Acquired        1995              866       92%           98%
Scottsdale Courtyards           Scottsdale           274     Developed       1993            1,044       98%          100%
Scottsdale Meadows              Scottsdale           168     Developed       1984              888       95%           99%
Shadow Brook                      Phoenix            224     Acquired        1993            1,010       96%           99%
Shores at Andersen Springs       Chandler            299     Developed     1989/1993           889       97%           97%
Silver Creek                      Phoenix            174     Acquired        1991              775       95%           97%
Sonoran                           Phoenix            429     Developed       1995              965       95%           95%
Sun Creek                        Glendale            175     Acquired        1993              762       95%           97%
Superstition Vista                 Mesa              316     Acquired        1995              950       95%           96%
The Enclave                        Tempe             204     Developed       1995              952       96%          100%
The Heritage                      Phoenix            204     Developed       1995              973       93%           94%
The Ingleside                     Phoenix            120     Developed     1995/1996           987       97%          100%
The Meadows                        Mesa              306     Acquired        1987              809       95%           97%
The Palms                         Phoenix            132     Developed       1990            1,026       98%          100%
Towne Square                     Chandler            584      Acq/Dev      1992/1995           960       95%           98%
Villa Encanto                     Phoenix            382     Developed       1983              810       95%           97%
Village at Lakewood               Phoenix            240     Developed       1988              857       94%           94%
                                             --------------
                                                   9,662
   Tucson:
Bear Canyon (3)                   Tucson             238     Developed     1995/1996           973       93%           95%
Harrison Park (Phase I & II)
(3)                               Tucson             360      Acq/Dev      1991/1996           809       91%           94%
La Reserve                      Oro Valley           240     Developed       1988              900       90%           98%
Orange Grove Village              Tucson             400      Acq/Dev      1991/1996           714       87%           94%
Suntree Village                 Oro Valley           424     Acquired        1992              831       88%           96%
The Arboretum                     Tucson             496      Acq/Dev      1992/1995           886       94%           98%
The Legends                       Tucson             312     Developed     1995/1996         1,041       92%           96%
Village at Tanque Verde           Tucson             217      Acq/Dev      1990/1994           694       90%           94%
                                             --------------
                                                   2,687

                                                                                                       Average      Physical
                                                                             Year         Average      Physical     Occupancy
                                                                           Developed       Unit       Occupancy       as of
                                               Number of    Developed/        or           Size         During    December 31,
    Stabilized Properties          City       Apartments     Acquired      Acquired    (square feet)   1997 (1)     1997 (1)
    ---------------------          ----       ----------     --------      --------    -------------   --------     --------

   California:
Canyon Crest Views               Riverside           178     Acquired        1996            1,193       95%          100%
Canyon Ridge (4)                 San Diego           162     Acquired        1997              778       99%          100%
Marquessa (4)                  Corona Hills          336     Acquired        1997              892       97%           96%
Portofino                       Chino Hills          176     Acquired        1996              873       99%          100%
Parkview Terrace Club            Redlands            558     Acquired        1996              801       96%           98%
Redlands Lawn & Tennis Club      Redlands            496     Acquired        1996              795       93%           97%
The Ashton                     Corona Hills          492     Acquired        1995              850       95%           93%
                                             --------------
                                                   2,398

Massachusetts:
Lincoln Heights (5)               Quincey            336     Acquired        1997              793       96%           96%
                                             --------------
                                                     336
Minnesota:
Woodlands at Minnetonka (5)     Minnetonka           248     Acquired        1997            1,083       98%           98%
                                             --------------
                                                     248
                                             --------------

Total                                             15,331
                                             ==============

(1) Physical occupancy is defined as apartments occupied or leased (including models and employee apartments) divided by the total number of leaseable apartments within the Property, expressed as a percentage.
(2) Property was combined with Superstition Vista and operated as one apartment community in 1997.
(3) Property or an expansion phase of this property reached stabilized occupancy during 1997.
(4) Property was acquired in the first quarter 1997.
(5) Property was acquired in the fourth quarter 1997.

Of the current Stabilized Properties included in the table, 36 are located in the greater Phoenix areas, eight are located in the Tucson area, seven are located in California, one in Minnesota and one in Massachusetts. All of the Stabilized Properties are managed and operated by the Operating Partnership and have an average size of 289 units. The Stabilized Properties are primarily oriented to upscale residents seeking high levels of amenities, such as clubhouses, exercise rooms, tennis courts, swimming pools, therapy pools and covered parking. The average unit size of the Stabilized Properties and
Properties under Construction combined is 903 square feet per unit. All units have fully-equipped kitchens with upgraded cabinets, individual utility metering, dishwashers, microwave ovens, separate dining areas, individual storage, spacious patios and balconies, and ceramic tile entries. Most have washers/dryers; and many offer high ceilings, fireplaces and alarm system prewiring.

Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                             Actual         Actual or
                                                   Average   Estimated       Date of      Estimated     Estimated
                                                    Unit    Construction  Construction     Commence-      Date of
                                           Total    Size       Cost       Commence-        ment of      Stabilized
             Name                  City    Units  (Sq. Ft.) (Millions)         Ment        Lease-Up    Occupancy
--------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter
                                                                          ------------------------------------------
Phoenix
-------
Montierra                       Scottsdale    249     1,052    $   21         3:97           2:98           1:99
The Retreat Phase I             Phoenix       240       973        14         1:97           3:97           2:98
The Retreat Phase II            Phoenix       240       973        17         3:97           2:98           1:99
Vista Grove                     Mesa          224       911        14         1:97           3:97           2:98
                                          -------              -------
     Total                                    953              $   66
                                          =======              =======

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

ITEM 3.  LEGAL PROCEEDINGS

Neither the Operating Partnership, nor the Management Company and the Financing Partnership, or any of the Properties is presently subject to material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership or any of the Properties, other than routine litigation arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 23, 1997, at a Special Meeting of the Stockholders of the Predecessor, the sole general partner of the Operating Partnership, approved the Merger of the Predecessor with EQR and the Agreement. The stockholders voted to approve the merger as follows:


              Total Votes for          Total Votes Against
                 The Merger                The Merger                 Abstained
                 ----------                ----------                 ---------
                 13,928,169                  63,424                     47,194

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Units. As of January 30, 1998, there were 24,947,481 outstanding Units of record in the Operating Partnership.

The Operating Partnership has made consecutive quarterly distributions since its formation in the third quarter of 1994. In connection with the Merger, the annual distribution was reduced to $1.335 per unit which is equivalent to the distribution paid to unit holders of ERP.


                                                    Distributions Declared
                                Period                     and Paid
                                ------              ----------------------
1997:
Fourth Quarter..................................              $0.335
Third Quarter...................................              $0.38
Second Quarter..................................              $0.405
First Quarter...................................              $0.405
1996:
Fourth Quarter..................................              $0.40
Third Quarter...................................              $0.40
Second Quarter..................................              $0.39
First Quarter...................................              $0.39

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain financial and operating data on a consolidated basis for the Operating Partnership and on a combined historical basis for the Predecessor. The following information should be read in conjunction with all of the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                Period from
                                      --------------------------------
                                       December 23,    January 1,
                                           1997           1997                    Year Ended December 31,
                                         through         through      -------------------------------------------------
                                       December 31,    December 22,
                                            1997           1997        1996         1995         1994        1993
                                      ---------------------------------------------------------------------------------
                                              (Amounts in thousands, except per unit and property information)
Operating Information:
   Revenues:
   Total revenues                           $2,779       $117,394     $101,626      $74,531      $56,959     $43,938
   Expenses:
   Total expenses                            2,305        109,079       82,821       53,517       45,374      37,326
                                      ---------------------------------------------------------------------------------
   Income before gain on disposition
     of properties, extraordinary
     items and allocation to
     minority interest                        $474         $8,315      $18,805      $21,014      $11,585      $6,612
                                      =================================================================================
   Net income                                 $473        $14,269      $18,730      $20,925      $11,543     $12,673
                                      =================================================================================
   Net income per weighted average
     unit (1)                                                            $0.84       $ 1.02
                                                                      ========================
   Net income per weighted average
     unit for the period (1)                $0.02           $0.58
                                      ================================

   Net income per weighted average
     unit for the period August 17
     to December 31, 1994 (1)                                                                     $ 0.38
                                                                                                ===========

                                                Period from
                                      --------------------------------
                                       December 23,    January 1,
                                           1997           1997                    Year Ended December 31,
                                         through         through      -------------------------------------------------
                                       December 31,    December 22,
                                            1997           1997        1996         1995         1994        1993
                                      ---------------------------------------------------------------------------------
                                            (Amounts in thousands, except per unit and property information)
Other Information:
   Cash flows from:
     Operating activities                 $(2,362)       $46,504      $38,721      $36,983     $21,998     $20,897
     Investing activities                       -        (89,313)    (127,811)    (116,716)   (211,651)    (79,511)
     Financing activities                   1,170         47,175       88,024       80,928     189,614      57,417
   Total Stabilized Properties
     (end of period)                           53             53           49           41          32          31
   Total number of units
     Stabilized Properties
     (end of period)                       15,331         15,331       13,905       11,053       7,924       7,695
   Physical occupancy
     Stabilized Properties
     (end of period) (2)                       97%            97%          93%          96%         97%         97%

                                                                       December 31,
                                                  1997        1996        1995         1994         1993
                                              ---------------------------------------------------------------
                                                                  (Amounts in thousands)
Balance Sheet Information:
Real estate, before accumulated depreciation    $1,142,177   $761,550     $587,183     $399,987     $292,513
Total assets                                    $1,152,063   $735,467     $579,564     $402,486     $271,055
Total debt                                        $499,000   $436,172     $297,456     $127,787     $106,545
Partners' Capital                                 $630,815   $283,954     $259,055     $253,867     $142,886


--------------------------------------------------------------------------------
(1)      Net income per Unit is based on  22,184,395,  20,590,873 and 20,086,884 weighted average number of Units outstanding for the years ended December 31, 1996 and 1995 and the period from August 17 to December 31, 1994, respectively, and 24,669,769 and 24,978,056 for the periods from January 1, 1997 through December 22, 1997 and December 23, 1997 through December 31, 1997, respectively.

 (2) Physical Occupancy is defined as the number of apartments occupied or leased (including models and employee apartments) divided by the total number of leaseable apartments within the community, expressed as a percentage. Physical occupancy has been calculated using the average of the occupancy that existed on the last day of each month over each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except apartment data)

Overview

The following discussion, which is based primarily on the consolidated financial statements of the Operating Partnership, should be read in conjunction with the "Selected Financial Data" and all financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements of the Operating Partnership consist of the Stabilized Properties, Properties Under Construction and the Management Company.

When used in the following discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Operating Partnership's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Operating Partnership operates, the Operating Partnership's ability to successfully manage its planned expansion into Southern California and the culmination of the Operating Partnership's and Predecessor's merger with EQR and ERP. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations - Consolidated Financial Statements

The  results of  operations  for the years  ended  December  31,  1997 and 1996,
respectively,   were  significantly  affected  by  acquisitions,   dispositions,
developments and expansions and the Merger of the Predecessor with EQR.

Comparison of Results of Operations for the Year Ended December 31, 1997 to the Year Ended December 31, 1996

                                         Years Ended
                                         December 31,
                                  ---------------------------   Percentage
                                      1997          1996          Change
                                  ----------    ----------      ----------
    Rental income                 $  112,375    $   94,350          19.1%
    Third party management fees          711         1,157         (38.5)
    Interest income -
        investment in mortgage
        notes                            273             -          N/A
    Interest and other                 6,814         6,119          11.4
                                  ----------    ----------      ----------
         Total revenues              120,173       101,626          18.3


    Property operating and
      maintenance (1)                 40,413        33,099          22.1
    Property management                3,634         3,225          12.7
    Depreciation and
        amortization                  26,386        20,885          26.3
    Interest:
        Expensed                      30,476        23,446          30.0
        Amortized                      1,097           779          40.8
    Other                              7,493             -          N/A
    General and administrative         1,885         1,387          35.9
                                  ----------    ----------      ----------
    Total expenses                   111,384        82,821          34.5
                                  ----------    ----------      ----------
    Income before minority
        interest, gain on sale
        of real estate assets
        and extraordinary item    $    8,789    $   18,805         (53.3)%
                                  ==========    ==========      ==========
    Weighted average monthly
        rental revenue per
        unit, net of concessions  $      692    $      678
                                  ==========    ==========
    Weighted average number of
        apartments                    14,998        12,887
                                  ==========    ==========
    Economic occupancy (2)             90.0%         90.0%
                                  ==========    ==========

         (1) The   Operating   Partnership   defines   property   operating  and
             maintenance expense as property and maintenance, real estate taxes and insurance.
         (2) Stabilized Properties only.

Rental income increased by $18,025 or 19.1 percent for the year ended December 31, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments and the weighted average monthly revenue per occupied apartment, and a change in economic occupancy. The Operating Partnership believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Operating Partnership in its rental markets.

Third party management fees decreased $446 or 38.5 percent for the year ended December 31, 1997 due to the sale of several properties in the management portfolio in 1996 including a $500 one time termination fee for the sale of management contracts received in the second quarter of 1996, as compared to $250 gain on the sale of a management contract received in the third quarter of 1997.

Interest income - investment in mortgage notes of $273 relates to the mortgage notes receivable arising from the sale of Deer Creek Village and The Pines in June 1997. Both mortgage notes were repaid during the third and fourth quarters of 1997.

Interest and other income for the year ended December 31, 1997 increased $695 or
11.4 percent as compared to the similar period in 1996 as a result of an increase in ancillary income related to the weighted average number of units, additional interest income from funds held by third party intermediaries, and cable revenue sharing.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the year ended December 31, 1997 as compared to the same period in 1996, respectively.

Other expenses of $7,493 represent the amortization of the remaining deferred compensation, cash out of employee stock options, payments under change in control agreements and other merger related costs.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Operating Partnership capitalized $1,919 of interest for the year ended December 31, 1997 compared to $2,714 for the same periods in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Operating Partnership defines its same store portfolio as those Properties that reached stabilized occupancy prior to January 1, 1996. The same store portfolio consists of 38 Stabilized Properties containing 10,319 apartment units that were owned by the Operating Partnership for the year ended December 31, 1997 and 1996. The same store portfolio was adjusted to reflect the sale of Deer Creek Village, The Pines and Los Arboles during the second and third quarter of 1997.

                                            Years Ended
                                           December 31,
                                    ----------------------------   Percentage
                                        1997          1996           Change
                                    ------------  -------------  ---------------
 Rental income                      $    74,957   $   74,698            0.3%
 Other income                             3,874        4,308          (10.1)
                                    ------------  -------------  ---------------
                                         78,831       79,006           (0.2)
 Property operating and
     maintenance                         27,318       25,968            5.2
                                    ------------  -------------  ---------------
 Property net operating income      $    51,513   $   53,038           (2.9)%
                                    ============  =============  ===============
 Weighted average monthly rental
     revenue per unit, net of
     concessions                    $       673   $      671
                                    ============  =============
 Economic occupancy                        90.0%        89.9%
                                    ============  =============


Rental income for the year ended December 31, 1997 was comparable to the same period in 1996. Other income for the year ended December 31, 1997 decreased as a result of the 1996 balance including a one-time gain on the sale of telephone servicing rights. Property operating and maintenance expense increased 5.3 percent due to higher labor costs and real estate tax expense.

Properties Stabilized Less Than Two Years

Properties stabilized less than two years consist of the development of four new properties and the expansion of four existing properties by the Operating Partnership, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the year ended December 31, 1997 as compared to the year ended December 31, 1996 are the result of the increase in the weighted average number of apartments.

                                                     Years Ended
                                                    December 31,
                                             -------------------------
                                                 1997          1996
                                             -----------   ----------
          Rental income                      $    12,085   $    9,922
          Other income                               603          573
                                             -----------   ----------
                                                  12,688       10,495

          Property operating and
              maintenance                          4,042        3,187
                                             -----------   ----------
          Property net operating income      $     8,646   $    7,308
                                             ===========   ==========
          Weighted average number of
              apartments                           1,444        1,208
                                             ===========   ==========

Properties Under Construction and in Lease Up

Properties under construction and in lease up consist of the development of six new properties and the expansion of two existing properties containing an aggregate of 2,031 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the year ended December 31, 1997 as compared to the year ended December 31, 1996 are the result of an increase in the weighted average number of apartments.

                                                     Years Ended
                                                    December 31,
                                             ------------------------
                                                 1997          1996
                                             -----------   ----------
          Rental income                      $     7,520   $    1,354
          Other income                               560          147
                                             -----------   ----------
                                                   8,080        1,501

          Property operating and
              maintenance                          2,589          806
                                             -----------   ----------
          Property net operating income      $     5,491   $      695
                                             ===========   ==========

          Weighted average number of
              apartments in lease up                 952          190
                                             ===========   ==========

Acquisitions

Acquisitions consist of eight properties containing 2,490 apartment units, which have been acquired by the Operating Partnership since January 1, 1996. The Operating Partnership acquired 1,408 apartment units in 1996 and 1,082 apartment units in 1997.

                                                     Years Ended
                                                    December 31,
                                             ----------------------------
                                                 1997          1996
                                             -----------   ----------
          Rental income                      $    15,050   $    3,593
          Other income                               525          200
                                             -----------   ----------
                                                  15,575        3,793
          Property operating and
              maintenance                          5,255        1,352
                                             -----------   ----------
          Property net operating income      $    10,320   $    2,441
                                             ===========   ==========
          Weighted average number of
              apartments                           1,858          436
                                             ===========   ==========

Dispositions

Dispositions consist of three Properties containing 734 apartment units, which were sold by the Operating Partnership in 1997. The Operating Partnership sold one property, containing 232 units, in the third quarter of 1997 and two properties, containing 502 units, in the second quarter of 1997. There were no dispositions of properties during 1996.

                                                     Years Ended
                                                    December 31,
                                             ------------------------
                                                 1997          1996
                                             -----------   ----------
          Rental income                      $     2,763   $    4,783
          Other income                               126          195
                                             -----------   ----------
                                                   2,889        4,978
          Property operating and
              maintenance                          1,209        1,786
                                             -----------   ----------
          Property net operating income      $     1,680   $    3,192
                                             ===========   ==========
          Weighted average number of
              apartments                             425          734
                                             ===========   ==========

Comparison of Results of Operations for the Year Ended December 31, 1996 to the Year Ended December 31, 1995

The results of operations for the years ended December 31, 1996 and 1995, respectively, were significantly affected by acquisitions, developments and expansions.

                                                Years Ended
                                                December 31,
                                         ------------------------    Percentage
                                             1996          1995        Change
                                         ----------    ----------     ----------
   Rental income                         $   94,350    $   68,864        37.0%
   Third party management fees                1,157         1,268        (8.8)
   Interest and other                         6,119         4,399        39.1
                                         ----------    ----------     ----------
      Total revenues                        101,626        74,531        36.4

   Property operating and maintenance
      (1)                                    33,099        22,959        44.2
   Property management                        3,225         2,825        14.2
   Depreciation and amortization             20,885        13,762        51.8
   Interest:
      Expensed                               23,446        11,957        96.1
      Amortized                                 779           693        12.4
   General and administrative                 1,387         1,321         5.0
                                         ----------    ----------     ----------
   Total expenses                            82,821        53,517        54.8
                                         ----------    ----------     ----------
   Income before minority interest       $   18,805    $   21,014       (10.5)%
                                         ==========    ==========     ==========

   Weighted average monthly rental
      revenue per unit, net of
      concessions                        $      678    $      640
                                         ==========    ==========
   Weighted average number of
      apartments                             12,887         9,798
                                         ==========    ==========
   Economic occupancy (2)                      90.0%         91.6%
                                         ==========    ==========

(1)      The Operating  Partnership  defines property  operating and maintenance
         expense  as  repairs  and   maintenance,   other  property   operating,
         advertising expense, real estate taxes and insurance.
(2)      Stabilized Properties only.

Rental revenues increased by $25,486 or 37.0 percent for the year ended December 31, 1996 as compared to the similar period in 1995, respectively as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Operating Partnership believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Operating Partnership in its rental markets.

Third party management fees decreased $111 or 8.8 percent due to the sale of several properties from the management portfolio. Included in third party management fees is a non recurring $500 fee received in exchange for terminating the management contract on nine apartment communities containing 1,298 apartment units in the second quarter 1996.

Interest and other income increased $1,720 or 39.1 percent for the year ended December 31, 1996 compared to the year ended December 31, 1995 as a result of the sale of telephone servicing rights on certain properties and an increase in ancillary income such as redecoration and application fees as a result of the increase in the weighted average number of apartments.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the year ended December 31, 1996 as compared to the same period in 1995, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Operating Partnership capitalized $2,714 of interest for the year ended December 31, 1996 compared to $5,048 for the year ended December 31, 1995 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Operating Partnership defines same store portfolio as those properties that reached stabilized occupancy prior to January 1, 1995. Same store portfolio consists of 32 stabilized properties containing 7,924 apartment units that were owned by the Operating Partnership for the years ended December 31, 1996 and 1995.

                                               Years Ended
                                                December 31,
                                       -------------------------     Percentage
                                           1996          1995          Change
                                       -----------   -----------     ----------
  Rental income                        $    55,074   $    55,202        (.2)%
  Other income                               3,296         2,581       27.7
                                       -----------   -----------     ----------
                                            58,370        57,783        1.0
  Property operating and maintenance        20,129        18,525        8.7
                                       -----------   -----------     ----------
  Property net operating income        $    38,241   $    39,258       (2.6)%
                                       ===========   ===========     ==========
  Weighted average monthly rental
     revenue per unit, net of
     concessions                       $       646   $       637
                                       ===========   ===========
  Economic occupancy                          89.7%         91.1%
                                       ===========   ===========

Rental income for the year ended December 31, 1996 was comparable with the same period in 1995 as a result of the increase in the weighted average monthly rental revenue per unit being offset by a decline in the average economic occupancy during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Other income for the year ended December 31, 1996 increased as a result of gains from the sale of telephone servicing rights at various properties.

Property operating and maintenance expense increased $1,604 or 8.7 percent over 1995 due to higher apartment turnover and utility costs associated with an increased number of vacant apartments and higher advertising costs incurred by the Operating Partnership in its "same store" portfolio.

Properties Stabilized Less Than Two Years

Properties stabilized less than two years consist of the development of five new properties and the expansion of two existing properties by the Operating Partnership, containing 1,521 apartment units that reached stabilized occupancy during the year ended December 31, 1995. Increases in the year ended December 31, 1996 as compared to the year ended December 31, 1995 are the result of the increase in the weighted average number of apartments.


                                                           Years Ended
                                                           December 31,
                                                     ------------------------
                                                         1996          1995
                                                     ----------    ----------
                Rental income                        $   12,606    $    7,113
                Other income                                680           541
                                                     ----------    ----------
                                                         13,286         7,654
                Property operating and maintenance        3,543         2,141
                                                     ----------    ----------
                Property net operating income        $    9,743    $    5,513
                                                     ==========    ==========
                Weighted average number of
                   apartments                             1,521           888
                                                     ==========    ==========

Properties Under Construction and in Lease Up

Properties under construction and in lease up consist of the development of 13 new properties or the expansion of existing properties containing 2,522 apartment units that were in the "construction," "development" or "lease up" stage during 1996 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the year ended December 31, 1996 as compared to the year ended December 31, 1995 are the result of an increase in the weighted average number of apartments.


                                                             Years Ended
                                                            December 31,
                                                      -----------------------
                                                         1996           1995
                                                      ---------     ---------
                Rental income                         $  11,276     $   1,281
                Other income                                720           128
                                                      ---------     ---------
                                                         11,996         1,409
                Property operating and maintenance        3,993           730
                                                      ---------     ---------
                Property net operating income         $   8,003     $     679
                                                      =========     =========
                Weighted average number of
                   apartments in lease-up                 1,398           174
                                                      =========     =========

Acquisitions

Acquisitions consist of eight properties containing 3,016 apartment units, which had been acquired by the Operating Partnership since January 1, 1995. Increases in the year ended December 31, 1996, as compared to the year ended December 31, 1995, are the result of the increase in the weighted average number of apartments.


                                                           Years Ended
                                                           December 31,
                                                     ------------------------
                                                         1996          1995
                                                     ----------    ----------
                Rental income                        $   15,394    $    5,268
                Other income                                727           193
                                                     ----------    ----------
                                                         16,121         5,461
                Property operating and maintenance        5,434         1,563
                                                     ----------    ----------
                Property net operating income        $   10,687    $    3,898
                                                     ==========    ==========
                Weighted average number of
                   apartments                             2,044           769
                                                     ==========    ==========

Liquidity and Capital Resources

Liquidity

The Operating Partnership's net cash provided by operating activities increased $5.4 million from $38.7 million for the year ended December 31, 1996 to $44.1 million for the year ended December 31, 1997 principally due to increased rental operations from additional Properties acquired and developed subsequent to December 31, 1996. Net cash used in investing activities decreased from $127.8 million for the year ended December 31, 1996 to $89.3 million for the year ended December 31, 1997. Net cash provided by financing activities decreased from $88.0 million for the year ended December 31, 1996 to $48.3 million for the year ended December 31, 1997. The decrease in both cash used in investing activities and cash provided by financing activities is the result of the Operating Partnership slowing down its activity in the development and acquisition of properties.

The Operating Partnership expects to meet its short-term liquidity requirements relating to maintaining its existing properties, generally through its working capital and net cash provided by operating activities. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Operating Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, financing of construction and development activities and capital improvements from undistributed funds from operations ("FFO") and proceeds received from the disposition of certain properties.

Capital Resources

As of December 31, 1997, the Operating Partnership's total indebtedness was approximately $499 million.

Accounting for the Merger

The Merger is accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the combination given by EQR in the Merger was used as the valuation basis of the combination. Accordingly, the assets acquired and liabilities assumed of the Operating Partnership were recorded at the relative fair market value as of December 23, 1997. The debt discussed below include $7.2 million premium arising from the allocation of fair market value.

Conventional Mortgage Loans

Conventional mortgage loans are comprised of one fixed rate loan at December 31, 1997 which is collateralized by a first mortgage lien on a property included in real estate assets. The mortgage is payable in monthly installments of principal and interest and matures on August 17, 2004. The conventional mortgage loan aggregated $18.2 million at December 31, 1997 with an interest rate of 6.5 percent. In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1.5 million. On July 15, 1997, the Operating Partnership repaid two additional mortgage loans with principal balances of approximately $15.2 million. There were no prepayment penalties associated with the repayment of these two mortgages.

In December 1995, the Operating Partnership entered into a ten year $50 million fixed rate loan from an insurance company that bears a stated interest rate at
7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five properties. The outstanding debt was $50.2 million at December 31, 1997 inclusive of a $1.2 million premium. The effective interest rate inclusive of the premium at December 31, 1997 is 6.5 percent. The loan is convertible to an unsecured borrowing status upon the Operating Partnership achieving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Operating Partnership, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Operating Partnership borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by the first mortgage liens on 21 Properties. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at 97.9375 percent of its face amount and will mature on August 1, 2001. The balance inclusive of a $2.7 million premium was $133.7 million at December 31, 1997. The effective interest rate inclusive of the premium at December 31, 1997 is 6.84 percent.

Senior Unsecured Notes

On April 2, 1997, the Operating Partnership completed the sale of $75 million senior unsecured notes priced at 99.44 percent of par with a coupon rate of 7.50 percent due April 15, 2004 and $50 million senior unsecured notes priced at
99.21 percent of par with a coupon rate of 7.625 percent due April 15, 2007. Proceeds to the Operating Partnership from the sale of the notes, net of underwriter's discount and out-of-pocket costs, were approximately $122.8 million. In anticipation of this Offering, the Operating Partnership entered into two forward treasury lock agreements on February 25, 1997. The treasury lock agreements were settled concurrently with the completion of the sale of the senior unsecured notes in April 1997, and the Operating Partnership received proceeds from the settlement of the treasury lock agreements of approximately $3 million which were deferred and amortized as a reduction in interest expense by the Operating Partnership under the effective interest rate method through the date of the Merger.

At the Merger date, the basis in the bonds was adjusted to $76,726 and $51,618 at December 31, 1997, inclusive of the premiums of $1.7 million and $1.6 million, respectively. The effective interest rates inclusive of the premium are
6.73 percent and 6.86 percent, respectively, at December 31, 1997.

Tax Exempt Bonds

Tax exempt bonds are comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Operating Partnership at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four properties.

Revolving Credit Facility

On June 13, 1997, the Operating Partnership amended its existing $225 million unsecured Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from a floating rate of London Inter Bank Offered Rate (LIBOR ) plus 1.50 percent to LIBOR plus 1.15 percent (or, at the option of the Operating Partnership, at the prime rate announced by the banks). The Operating Partnership repaid the outstanding balance on the Revolving Credit Facility with proceeds from a note payable from ERP on November 4, 1997 and terminated the Revolving Credit Facility agreement on January 1, 1998.

Intercompany Note Payable

On November 4, 1997, the Operating Partnership entered a note payable agreement with ERP to provide funds to pay off the Operating Partnership's Revolving Credit Facility, provide proceeds to fund the completion of the current construction and development activity and acquire properties to complete the
Section 1031 tax free exchanges that were already in progress. The note payable bears interest at LIBOR plus 1.15 percent. At December 31, 1997, there was $104,596 outstanding on the note payable, with an effective interest rate of
7.14 percent.

Indebtedness of the Operating Partnership as of December 31, 1997
                                                Outstanding     Weighted Average
                                                  Balance         Interest Rate
                                            ----------------    ----------------
Fixed Rate Debt:
   Mortgage Debt:
     Conventional........................   $         68,372           6.50%
     Mortgage Loan Certificates..........            133,688           6.84
   Unsecured:
     $75 million senior notes ...........             76,726           6.73
     $50 million senior notes ...........             51,618           6.86
                                            ----------------    ----------------
         Total Fixed Rate Debt...........            330,404           6.74

Variable Rate Debt:
   Intercompany note payable ............            104,596           7.14
   Tax Exempt Bonds......................             64,000           5.75
                                            ----------------    ----------------
         Total Variable Rate Debt........            168,596           6.61
                                            ----------------    ----------------
         Total Debt......................   $        499,000           6.70%
                                            ================    ================


The Operating Partnership had 6,754 unencumbered apartment units related to the Stabilized Properties and 953 unencumbered apartment units related to the Properties Under Construction and in Lease-Up at December 31, 1997.

Inflation

Most of the leases at the Properties are for a term of one year or less, which may enable the Operating Partnership to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of the leases generally serves to reduce the risk to the Operating Partnership of the adverse effects of inflation.

Year 2000

The Operating Partnership has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Operating Partnership believes that by modifying certain existing hardware and software and , in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Operating Partnership has also identified the cost of the Year 2000 issue and does not expect the financial impact to be material to the Operating Partnership's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and selected Quarterly Financial Information are set forth on Pages F-1 to F-18 and S-1 to S-6 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with the Operating Partnership's accountants on accounting and financial disclosures in 1997.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
     (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS
                     -------------------------------

The Operating Partnership does not have any trustees or executive officers. The trustees and executive officers, as of March 1, 1998, of EQR (which is also the general partner of ERP Operating Partnership, a co-general partner of the Operating Partnership), their ages and their positions and offices are set forth in the following table:

              Name                Age                         Positions and Offices Held
--------------------------        ---     ---------------------------------------------------------------
Samuel Zell                        56     Chairman of the Board of Trustees (term expires in 1999)
Douglas Crocker II                 57     President, Chief Executive Officer and Trustee (term expires in
                                          1998)
John W. Alexander                  51     Trustee (term expires in 1999)
Stephen O. Evans                   52     Executive Vice President - Strategic Investments and Trustee (term expires in 2000)
Henry H. Goldberg                  59     Trustee (term expires in 1999)
Errol R. Halperin                  57     Trustee (term expires in 1999)
James D. Harper, Jr.               64     Trustee (term expires in 1998)
Edward Lowenthal                   53     Trustee (term expires in 2000)
Jeffrey H. Lynford                 50     Trustee (term expires in 2000)
Sheli Z. Rosenberg                 56     Trustee (term expires in 1998)
Gerald A. Spector                  51     Executive Vice President, Chief Operating Officer and Trustee
                                          (term expires in 1998)
Barry S. Sternlicht                37     Trustee (term expires in 2000)
B. Joseph White                    50     Trustee (term expires in 2000)
Richard G. Berry                   53     Executive Vice President - Development
Alan W. George                     40     Executive Vice President-Acquisitions
Edward J. Geraghty                 48     Executive Vice President - Development and Asset Management
Michael J. McHugh                  42     Executive Vice President, Chief Accounting Officer and Treasurer
David J. Neithercut                42     Executive Vice President and Chief Financial Officer
Gregory H. Smith                   46     Executive Vice President-Asset Management
Bruce C. Strohm                    43     Executive Vice President, General Counsel and Secretary
Frederick C. Tuomi                 43     Executive Vice President-Property Management

The following is a biographical summary of the experience of the trustees and executive officers of EQR. Officers serve at the pleasure of the Board of Trustees.

Samuel Zell. Mr. Zell has been Chairman of the Board of EQR since March 1993. Mr. Zell is chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"), Jacor Communications, Inc., an owner and operator of radio stations ("Jacor"), American Classic Voyages Co., an owner and operator of cruise lines ("American Classic") and Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"), and Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"). Mr. Zell is chairman of the board of trustees of Equity Office Properties Trust, a REIT specializing in the ownership and management of office buildings ("EOP") and Capital Trust, a specialized finance company. He is a director of Fred Meyer, Inc., an owner and operator of supermarkets, Chart House Enterprises, Inc., an owner and operator of restaurants, Ramco Energy plc, an independent oil company based in the United Kingdom, and TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions.

Douglas Crocker II. Mr. Crocker II has been a Trustee, Chief Executive Officer and President of EQR since March 1993. Mr. Crocker is a director of Horizon Group Inc., an owner, developer and operator of outlet retail properties and has been a director of WRP, a publicly traded real estate merchant banking firm since its formation in June 1997. Mr.

Crocker has been President and Chief Executive Officer of First Capital Financial Corporation, previously a sponsor of public limited real estate partnerships ("First Capital"), since December 1992 and a director of First Capital since January 1993. He was an Executive Vice President of Equity
Financial and Management Company ("EF&M"), a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities from November 1992 until March 1997.

John W. Alexander. Mr. Alexander has been a Trustee of EQR since May 1993 and is the President of Mallard Creek Capital Partners, Inc., an investment company with interests in real estate and development entities. He is also a partner of Meringoff Equities, a real estate investment and development company, and is a director of Jacor.

Stephen O. Evans. Mr. Evans has been Executive Vice President - Strategic Investments and Trustee of EQR since December 23, 1997, the date of the Merger with Evans Withycombe Residential, Inc. Prior to the Evans Withycombe Merger, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Evans Withycombe since its formation in May 1994. Mr. Evans founded Evans Withycombe, Inc., the predecessor of Evans Withycombe, in 1977 and served as its Chairman of the Board and Chief Executive Officer from 1977 to 1994. Mr. Evans is a member of the National Multi-Housing Counsel, NAREIT, Lambda Alpha, a national land economic fraternity, and the Urban Land Institute.

Henry H. Goldberg. Mr. Goldberg has been a Trustee of EQR since January 1995. Mr. Goldberg is Chairman of the Board, Chief Executive Officer and founder of The Artery Group, L.L.C., a diversified real estate company. Mr. Goldberg was the direct or indirect general partner (or an executive thereof) of four partnerships owning residential apartment communities and one commercial office building, each of which filed petitions under the Federal bankruptcy laws during 1993. Each of the partnerships is now out of bankruptcy through a reorganization plan agreed to by the project lender.

Errol R. Halperin. Mr. Halperin has been a Trustee of EQR since May 1993. Mr. Halperin has been an attorney at Rudnick & Wolfe, a law firm, since 1979, serving as a senior partner and a member of such firm's policy committee since 1981, specializing in Federal income tax counseling and real estate and corporate transactions.

James D. Harper, Jr. Mr. Harper has been a Trustee of EQR since May 1993. Mr. Harper is the President of JDH Realty Co., a real estate development and investment company, and is the principal partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. He is a Trustee of EOP, and a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California and American Health Properties, Inc., a REIT specializing in health care facilities. Mr. Harper is also a trustee of the Urban Land Institute.

Edward Lowenthal. Mr. Lowenthal has been a Trustee of EQR since June 1997. Mr. Lowenthal has been the President, Chief Executive Officer and director of WRP since its formation in January 1997 and had been the President and Chief Executive Officer and a trustee of Wellsford, a multifamily property REIT, since its formation in July 1992 until the Wellsford Merger on May 30, 1997. Mr. Lowenthal is a director of United American Energy Corporation, a developer, owner and operator of hydroelectric and other alternative energy facilities, Corporate Renaissance Group, Inc., a mutual fund, Omega Healthcare, Inc., a healthcare REIT, and Great Lakes REIT, Inc., an office building REIT. He is also a member of the Board of Governors of NAREIT and a member of the New York bar.

Jeffrey H. Lynford. Mr. Lynford has been a Trustee of EQR since June 1997. Mr. Lynford has been the Chairman of the Board, Secretary and Director of WRP since its formation in January 1997 and had been the Chairman of the Board and Secretary of Wellsford since its formation in July 1992 until the Wellsford Merger, and was the Chief Financial Officer of Wellsford from July 1992 until December 1994. Mr. Lynford currently serves as a trustee emeritus of the National Trust for Historic Preservation and as a director of five mutual funds:
Cohen & Steers Total Return Realty Fund, Inc., Cohen & Steers Realty Shares, Inc., Cohen & Steers Realty Income Fund, Inc., Cohen & Steers Special Equity Fund, Inc. and Cohen & Steers Equity Income Fund, Inc. He is also a member of the New York bar.

Sheli Z. Rosenberg. Ms. Rosenberg has been a Trustee of EQR since March 1993. Ms. Rosenberg is Chief Executive Officer, President and a director of EGI and was a principal of the law firm of Rosenberg & Liebentritt, P.C., a law firm ("R&L"), from 1980 to 1997. Ms. Rosenberg is a trustee of Capital Trust and EOP and is a director of Jacor, American Classic, MHC, Anixter, CVS Corporation, a drugstore chain, Illinois Power Co., a supplier of electricity and natural gas in Illinois, and its parent holding company, Illinova Corp.

Gerald A. Spector. Mr. Spector has been a Trustee and Executive Vice President of EQR since March 1993 and Chief Operating Officer of EQR since February 1995. Mr. Spector was Treasurer of EQR from March 1993 through February 1995. From January 1973 until January 1996, Mr. Spector was an officer of EF&M, most recently serving as Vice President from November 1994 through January 1996. Mr. Spector was Executive Vice President and Chief Operating Officer of EF&M from September 1990 through November 1994. From January 1988 until January 1996, Mr. Spector was an officer of EGI, most recently serving as Vice President from November 1994 through January 1996. Mr. Spector was Executive Vice President and Chief Operating Officer of EGI from January 1991 through January 1994.

Barry S. Sternlicht. Mr. Sternlicht has been a Trustee of EQR since May 1993. Mr. Sternlicht is Chief Executive Officer and President of Starwood Capital Group, L.P., a privately owned real estate investment firm. Mr. Sternlicht is Chairman of the Board and Chief Executive Officer of Starwood Hotels & Resorts Trust, a REIT specializing in the ownership of hotels. Mr. Sternlicht is Chairman of the Board of Starwood Financial Trust, a mortgage REIT, and a director of U.S. Franchise Systems, a hotel franchise company, and Starwood Hotel & Resorts Worldwide, which manages hotels owned by Starwood Hotels & Resorts Trust.

B. Joseph White. Mr. White has been a Trustee of EQR since May 1993. Mr. White is the Dean of the University of Michigan Business School. Mr. White is a director of Kelly Services, Inc., a temporary services firm, Gordon Food Service, Inc., a midwestern food distribution company, and the Cummins Engine Foundation, the philanthropic arm of Cummins Engine Co., a heavy duty engine manufacturer.

Richard G. Berry. Mr. Berry has been Executive Vice President-Development of EQR since the Merger with Evans Withycombe Residential, Inc.. Mr. Berry was a director of Evans Withycombe Residential, Inc. since its formation in May 1994 until the Evans Withycombe Residential, Inc. Merger and had been President and Chief Operating Officer of Evans Withycombe Residential, Inc. from January 1997 until the Evans Withycombe Residential, Inc. Merger. Mr. Berry had been Executive Vice President of Evans Withycombe Residential, Inc. since May 1994 until December 1997 and served as the Executive Vice President of Evans Withycombe, Inc., (the predecessor of Evans Withycombe Residential, Inc.) from 1992 until 1994.

Alan W. George. Mr. George has been Executive Vice President-Acquisitions of EQR since February 1997, Senior Vice President-Acquisitions of EQR from December
1995 until February 1997 and Vice President-Acquisitions and asset manager of EQR from December 1993 until December 1995. Mr. George was Vice President-Asset Management of Equity Assets Management, Inc. ("EAM"), a subsidiary of EGI providing real estate ownership services, from June 1992 to August 1993.

Edward G. Geraghty. Mr. Geraghty has been Executive Vice President-Development and Asset Management since March 1, 1998. Mr. Geraghty was a Managing Director-Real Estate of The Travelers Insurance Company from January 1995 to March 1998. Mr. Geraghty was an officer of The Travelers Realty Investment Company, a subsidiary of The Travelers Insurance Company, from July 1989 to January 1995, most recently serving as an Executive Vice President from December 1992 to January 1995.

Michael J. McHugh. Mr. McHugh has been Executive Vice President of EQR since January 1998 and Chief Accounting Officer and Treasurer of EQR since February 1995. Mr. McHugh was Senior Vice President of EQR from November 1994 until January 1998 and, from May 1990 until January 1995, Mr. McHugh was a Senior Vice President and Chief Financial Officer of First Capital.

David J. Neithercut. Mr. Neithercut has been Executive Vice President and Chief Financial Officer of EQR since February 1995. Mr. Neithercut had been Vice President--Financing of EQR from September 1993 until February

1995. Mr.  Neithercut was a Senior Vice  President--Finance  of EGI from January
1995 until February 1995. He was a Vice President--Finance of EAM from October 1990 until December 1994.

Gregory H. Smith. Mr. Smith has been Executive Vice President--Asset Management of EQR since December 1994. Mr. Smith was a Senior Vice President of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until December 1994. Mr. Smith was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from June 1989 until December 1993, most recently serving as First Vice President.

Bruce C. Strohm. Mr. Strohm has been Executive Vice President and General Counsel of EQR since March 1995 and Secretary since November 1995. Mr. Strohm was a Vice President of EQR from March 1993 through March 1995 and an Assistant Secretary of EQR from March 1995 through November 1995. Mr. Strohm was a Vice President of R&L from January 1988 to March 1995, most recently serving as a member of the firm's management committee.

Frederick C. Tuomi. Mr. Tuomi has been Executive Vice President--Property Management of EQR since January 1994. Mr. Tuomi had been President of RAM Partners, Inc., a subsidiary of Post Properties, Inc., a REIT, from March 1991 to January 1994.

Pursuant to EQR's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

ITEM 11.  EXECUTIVE COMPENSATION

The Operating Partnership does not have any executive compensation. Information concerning the Equity Residential Properties Trust's executive compensation is contained in its definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be held on May 14, 1998, which proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 1, 1998, (except as otherwise indicated in the footnotes) regarding the beneficial ownership of the OP Units by each person known by the Operating Partnership to be the beneficial owner of more than five percent of the Operating Partnership's outstanding OP Units, and in addition, by all trustees and executive officers of EQR as a group. None of the trustees or executive officers of EQR own any OP Units in the Operating Partnership. Each person named in the table has sole voting and investment power with respect to all OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

                                                                              OP Units
                                                                         Beneficially Owned
                                                                         ------------------
                     Name and Business                                                    Percent
                Address of Beneficial Owner                           Amount              of Class
                ---------------------------                           ------              --------
Equity Residential Properties Trust(1)                             20,577,220               82.1%

ERP Operating Limited Partnership(1)                                4,234,218               17.1%

All trustees and executive officers of the Company as a
group                                                                  None

* Less than 1%

(1) The business address for each of these entities and individuals is Two North Riverside Plaza, Chicago, Illinois 60606.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under heading "Certain Relationships and Related Transactions - Interest of Messrs. Evans and Berry in the Evans Merger" contained in the EQR Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 14, 1998 is incorporated herein by reference.

                                     PART IV



ITEM 14.  FINANCIAL STATEMENTS AND EXHIBITS

(a)      The following documents are filed as part of this report

         1 & 2 See Index to Financial Statements and Schedule on Page F-1 of this Form 10-K

                           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are herein incorporated by reference thereto.

                  Exhibit
                  Number     Description of Document
                  ------     -----------------------

                  2.1+++ Asset Contribution Agreement by and among Equity Residential Properties Trust and Equity Residential Operating Partnership, as purchasers and Evans Withycombe Residential, Inc. and Evans Withycombe Residential, L.P., dated as of August 27, 1997.

                  4.1*       Amended   and   Restated   Agreement   of   Limited
                             Partnership of the Evans Withycombe Residential, L.P., dated as of August 17, 1994.

                  10.1** Asset Contribution Agreement by and among Evans Withycombe Residential, Inc. and Evans Withycombe Residential, L.P., as purchasers, and the Sellers listed therein, dated as of June 9, 1994.

                  10.2* Revolving Loan Agreement by and between Bank One, Arizona, NA and Evans Withycombe Residential, L.P., dated December 1, 1995.

                  10.3* Property Management Agreement by and between Evans Withycombe Residential, L.P. and Evans Withycombe Management, Inc. dated August 17, 1994.

                  10.4* Property Contribution Agreement by and between Evans Withycombe Residential, L.P., Evans
                             Withycombe Residential, Inc. and Acacia Creek Limited Partnership dated as of February 1, 1995.

                  10.5* Loan Agreement by and between Northwestern Mutual Life Insurance and Evans Withycombe Residential, L.P., dated December 15, 1995.

                  10.6*** Revolving Loan Agreement by and between the Banks named herein, Bank One Arizona, N.A., as administrative agent, and Bank of America, National Trust and Savings Association and Wells Fargo Bank, National Association as co-agents, and Evans Withycombe Residential, L.P., dated September 24, 1996.

                  10.7**** Prospectus Supplement relating to the issuance and sale of $75 million senior unsecured notes due April 15, 2004 and $50 million senior unsecured notes due April 15, 2007 and exhibits relating to the sale and issuance of these notes.

                  10.8++ Modification of Revolving Loan Agreement by and between the Banks named herein, Bank One Arizona, N.A., as administrative agent, and Bank of America, National Trust and Savings Association and Wells Fargo Bank, National Association as co-agents and Evans Withycombe Residential, L.P., dated June 13, 1997.

                  12.1       Ratio of Earnings to Fixed Charges

                  21.1+      List of Subsidiaries.

                  24.1 Power of Attorney for John W. Alexander dated March 27, 1998

                  24.2 Power of Attorney for James D. Harper, Jr. dated March 20, 1998

                  24.3 Power of Attorney for Errol R. Halperin dated March 19, 1998

                  24.4       Power of Attorney  for B. Joseph  White dated March
                             19, l 998

                  24.5 Power of Attorney for Barry S. Sternlicht dated March 19, 1998

                  24.6 Power of Attorney for Henry H. Goldberg dated March 23, 1998

                  24.7       Power of Attorney for Edward  Lowenthal dated March
                             19, 1998

                  24.8 Power of Attorney for Jeffrey H. Lynford dated March 25, 1998

                  24.9       Power of Attorney  for Stephen O. Evans dated March
                             23, 1998

*Previously filed as an exhibit to the Evans Withycombe Residential, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1995 and 1994 and incorporated herein by reference.

**Previously filed as an exhibit to the Evans Withycombe Residential Inc.'s Registration Statement on Form S-11 and amendments thereto (File No. 33-80150) and incorporated herein by reference.

*** Previously filed as an exhibit to the Evans Withycombe Inc.'s Registration Statement on Form S-3 and amendments thereto (File No. 333-17805) and is incorporated herein by reference.

**** Previously filed as an exhibit to Evans Withycombe Residential L.P.'s Form 8-K dated April 2, 1997 and Registration Statement on Form S-3 and amendments thereto (File No. 333-19879) and incorporated herein by reference.

+ Previously  filed as an exhibit to Evans  Withycombe  Residential  L.P.'s Form
10/A for the fiscal year ended December 31, 1996 and 1995 and incorporated herein by reference.

++ Previously filed as an exhibit to Evans Withycombe Residential, L.P.'s Form 8-K dated August 25, 1997 and incorporated herein by reference.

+++ Previously filed as an exhibit to Evans Withycombe Residential, L.P.'s Form 8-K dated August 27, 1997 and incorporated herein by reference.

(b) The Registrant filed a Current Report on Form 8-K dated December 23, 1997 reporting a Change in Control of the Registrant pursuant to Item 1 and an Acquisition or Disposition of Assets pursuant to Item 2, which report was filed on January 8, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                     EQUITY RESIDENTIAL PROPERTIES TRUST

Date:    March 27, 1998         By:  /s/ Douglas Crocker II
       --------------------          ----------------------
                                     Douglas Crocker II
                                     President, Chief Executive Officer,
                                     Trustee and *Attorney-in-Fact

Date:    March 27, 1998         By:  /s/ David J. Neithercut
       --------------------          -----------------------
                                     David J. Neithercut
                                     Executive Vice-President and
                                     Chief Financial Officer

Date:    March 27, 1998         By:  /s/ Michael J. McHugh
       --------------------          ---------------------
                                     Michael J. McHugh
                                     Executive Vice-President, Chief Accounting
                                     Officer, Treasurer and *Attorney-in fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 27, 1998         By:  /s/ Samuel Zell
       --------------------          ---------------
                                     Samuel Zell
                                     Chairman of the Board of Trustees

Date:    March 27, 1998         By:  /s/ Gerald A. Spector
       --------------------          ---------------------
                                     Gerald A. Spector
                                     Executive Vice-President, Chief
                                     Operating Officer and Trustee

Date:    March 27, 1998         By:  /s/ Sheli Z. Rosenberg
       --------------------          ----------------------
                                          Sheli Z. Rosenberg
                                          Trustee

Date:    March 27, 1998         By:  /s/ James D. Harper
       --------------------          -------------------
                                         James D. Harper
                                         Trustee

Date:    March 27, 1998         By:  /s/ Errol R. Halperin
       --------------------          ---------------------
                                         Errol R. Halperin
                                         Trustee

Date:    March 27, 1998         By:  /s/ Barry S. Sternlicht
       --------------------          -----------------------
                                         Barry S. Sternlicht
                                         Trustee

Date:    March 27, 1998         By:  /s/ John W. Alexander
       --------------------          ---------------------
                                         John W. Alexander
                                         Trustee

Date:    March 27, 1998         By:  /s/ B. Joseph White
       --------------------          -------------------
                                         B. Joseph White
                                         Trustee

Date:    March 27, 1998         By:  /s/ Henry H. Goldberg
       --------------------          ---------------------
                                         Henry H. Goldberg
                                         Trustee

Date:    March 27, 1998         By:  /s/ Jeffrey H. Lynford
       --------------------          ----------------------
                                         Jeffrey H. Lynford
                                         Trustee

Date:    March 27, 1998         By:  /s/ Edward Lowenthal
       --------------------          --------------------
                                         Edward Lowenthal
                                         Trustee

Date:    March 27, 1998         By:  /s/ Stephen O. Evans
       --------------------          --------------------
                                         Stephen O. Evans
                                         Trustee

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT                                              PAGE
                                                                                               ----
         Report of Independent Auditors ............................................           F-2

         Consolidated Balance Sheets as of
              December 31, 1997 and 1996 ...........................................           F-3

         Consolidated Statements of Operations for the periods from
              December 23, 1997 through December 31, 1997 and
              January 1, 1997 through December 22, 1997 and
              For the years ended December 31, 1996 and 1995 .......................           F-4

         Consolidated Statements of Partners' Capital for the periods from
              December 23, 1997 through December 31, 1997 and
              January 1, 1997 through December 22, 1997 and
              For the years ended December 31, 1996 and 1995 .......................        F-5 to F-6

         Consolidated Statements of Cash Flows for the period from
              December 23, 1997 through December 31, 1997 and
              January 1, 1997 through December 22, 1997 and
              For the years ended December 31, 1996 and 1995 .......................        F-7 to F-8

         Notes to Consolidated Financial Statements ................................           F-9

SCHEDULE FILED AS PART OF THIS REPORT

         Schedule III - Real Estate and Accumulated Depreciation ...................           S-1

                         REPORT OF INDEPENDENT AUDITORS

Partners
Evans Withycombe Residential, L.P.

We have audited the accompanying consolidated balance sheets of Evans Withycombe Residential, L.P. (the "Operating Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' capital and cash flows for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 and for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and the schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                          Ernst & Young LLP

Phoenix, Arizona
February 26, 1998

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                         December 31, 1997         December 31, 1996
                                                                         -----------------         -----------------
ASSETS

Investment in real estate:
  Land..........................................................        $       137,646             $       121,915
  Buildings and improvements ...................................                953,160                     543,839
  Furniture and fixtures .......................................                 15,331                      29,567
  Construction-in-progress......................................                 36,040                      66,229
                                                                        ---------------             ---------------
                                                                              1,142,177                     761,550
  Accumulated depreciation .....................................                   (609)                    (38,331)
                                                                        ---------------             ---------------
       Investment in real estate, net of accumulated depreciation             1,141,568                     723,219

Cash and cash equivalents.......................................                  5,742                       2,568
Restricted cash.................................................                  2,546                       1,622
Rents and notes receivable......................................                  1,493                       2,702
Deferred costs, net of accumulated amortization
  of $1,265 at December 31, 1996 ...............................                      -                       3,838
Other assets ...................................................                    714                       1,518
                                                                        ---------------             ---------------

Total assets ...................................................        $     1,152,063             $       735,467
                                                                        ===============             ===============


LIABILITIES AND PARTNERS' CAPITAL

Intercompany note payable ......................................        $       104,596             $             -
Mortgage and notes payable .....................................                394,404                     436,172
Accounts payable and other liabilities .........................                 10,096                       7,782
Accrued interest payable .......................................                  3,161                       1,417
Accrued property taxes .........................................                  3,476                       2,912
Resident security deposits .....................................                  3,020                       1,818
Prepaid rent ...................................................                    453                         585
                                                                        ---------------             ---------------
Total liabilities ..............................................                519,206                     450,686

Minority interest ..............................................                  2,042                         827

Partners' capital ..............................................                630,815                     283,954
                                                                        ---------------             ---------------

Total liabilities and partners' capital ........................        $     1,152,063             $       735,467
                                                                        ===============             ===============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
     (Amounts in thousands, except for number of units and per unit amounts)

                                                               For the Period from
                                                         -----------------------------
                                                         December 23,       January 1,                Year Ended
                                                         1997 through      1997 through              December 31,
                                                         December 31,     December 22,      ------------------------------
                                                             1997              1997             1996              1995
                                                             ----              ----             ----              ----
Revenues:
  Rental income ..................................      $        2,667      $   109,708     $      94,350    $      68,864
  Third party management fees ....................                   7              704             1,157            1,268
  Interest income - investment in mortgage notes .                   -              273                 -                -
  Interest and other income ......................                 105            6,709             6,119            4,399
                                                        --------------      -----------     -------------    -------------
Total revenues ...................................               2,779          117,394           101,626           74,531

Expenses:
  Property and maintenance .......................                 641           29,797            25,194           17,576
  Real estate taxes and insurance ................                 199            9,776             7,905            5,383
  Property management ............................                  92            3,542             3,225            2,825
  Depreciation ...................................                 609           25,777            20,885           13,762
  Interest:
    Expense incurred, net of amounts capitalized .                 713           29,763            23,446           11,957
    Amortization of deferred financing costs .....                   -            1,097               779              693
  Other ..........................................                   -            7,493                 -                -
  General and administrative .....................                  51            1,834             1,387            1,321
                                                        --------------      -----------     -------------    -------------
Total expenses ...................................               2,305          109,079            82,821           53,517
                                                        --------------      -----------     -------------    -------------

Income before gain on disposition of properties,
  extraordinary items and allocation to
  minority interest...............................                 474            8,315            18,805           21,014
Gain on disposition of properties ................                   -            7,510                 -                -
                                                        --------------      -----------     -------------    -------------

Income before extraordinary items and allocation
  to minority interest ...........................                 474           15,825            18,805           21,014
Loss on early extinguishment of debt..............                   -           (1,500)                -                -
                                                        --------------      -----------     -------------    -------------

Income before allocation to minority interest ....                 474           14,325            18,805           21,014
Income allocated to minority interest ............                  (1)             (56)              (75)             (89)
                                                        --------------      -----------     -------------    -------------

Net income .......................................      $          473      $    14,269     $      18,730    $      20,925
                                                        ==============      ===========     =============    =============

Net income per weighted average unit .............      $         0.02      $      0.58     $        0.84    $        1.02
                                                        ==============      ===========     =============    =============

Weighted average units outstanding ...............          24,978,056       24,669,769        22,184,395       20,590,873
                                                        ==============      ===========     =============    =============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     (Amounts in thousands, except for number of units and per unit amounts)

                                                                       Equity          Equity          Evans            Other
                                                                     Residential    Residential      Withycombe        Limited
                                                      Number of      Properties      Operating      Residential,       Partners
                                                        Units           Trust       Partnership         Inc.           Capital
                                                     ------------    ------------   ------------    ------------   -------------
Partners' capital, December 31, 1994                   20,140,530    $          -   $          -    $    201,241   $      52,626

     Net income ....................................            -               -              -          16,331           4,594
     Distributions ($1.50 per unit) ................            -               -              -         (24,102)         (6,801)
     Issuance of units for acquisition of apartment
       Communities .................................      710,550               -              -               -          14,207
     Conversion of limited partners' units into
       Common stock.................................                            -              -             390            (390)
     Issuance of restricted units for
       Executive deferred compensation .............       82,802               -              -           1,657               -
     Amortization of deferred compensation .........            -               -              -               -               -
                                                     ------------    ------------   ------------    ------------   -------------
Partners' capital, December 31, 1995................   20,933,882               -              -         195,517          64,236

    Net income......................................            -               -              -          14,720           4,010
    Distributions on units ($1.58 per unit).........            -               -              -         (28,040)         (7,545)
    Purchase of units by Evans Withycombe
     Residential, Inc. from proceeds of second
     offering, net of underwriting discount and
     offering costs of $3,237 ......................    2,088,889               -              -          40,891               -
    Conversion of limited partners' units
     into common stock..............................            -               -              -           2,583          (2,583)
    Purchase of units from proceeds from the
     exercise of stock options......................       19,500               -              -             390               -
    Issuance of restricted units....................       10,895               -              -             240               -
    Forfeiture of restricted units..................       (8,454)              -              -               -               -
    Amortization of deferred compensation...........            -               -              -               -               -
                                                     ------------    ------------   ------------    ------------   -------------
Partners' capital, December 31, 1996 ...............   23,044,712               -              -         226,301          58,118


                                                            Unamortized
                                                             Restricted
                                                           Units Employee
                                                            Compensation         Total
                                                          -------------     -------------
Partners' capital, December 31, 1994                      $           -     $     253,867

     Net income ....................................                  -            20,925
     Distributions ($1.50 per unit) ................                  -           (30,903)
     Issuance of units for acquisition of apartment
       Communities .................................                  -            14,207
     Conversion of limited partners' units into
       Common stock.................................                  -                 -
     Issuance of restricted units for
       Executive deferred compensation .............             (1,657)                -
     Amortization of deferred compensation .........                959               959
                                                          -------------     -------------
Partners' capital, December 31, 1995................               (698)          259,055

    Net income......................................                  -            18,730
    Distributions on units ($1.58 per unit).........                  -           (35,585)
    Purchase of units by Evans Withycombe
     Residential, Inc. from proceeds of second
     offering, net of underwriting discount and
     offering costs of $3,237 ......................                  -            40,891
    Conversion of limited partners' units
     into common stock..............................                  -                 -
    Purchase of units from proceeds from the
     exercise of stock options......................                  -               390
    Issuance of restricted units....................               (240)                -
    Forfeiture of restricted units..................                  -                 -
    Amortization of deferred compensation...........                473               473
                                                          -------------     -------------
Partners' capital, December 31, 1996 ...............               (465)          283,954

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (continued) (Amounts in thousands, except for number of units and per unit amounts)

                                                                       Equity          Equity          Evans            Other
                                                                     Residential    Residential      Withycombe        Limited
                                                      Number of      Properties      Operating      Residential,       Partners
                                                        Units           Trust       Partnership         Inc.           Capital
                                                     ------------    ------------   ------------    ------------   -------------
    Net income..................................                -               -              -          11,738           2,531

    Distributions on units ($1.525 per unit)....                -               -              -         (31,067)         (6,915)
    Capital contribution from ERP Operating
     Partnership ("ERP") .......................                -               -          6,000               -               -
    Purchase of units by Evans Withycombe
     Residential, Inc. from proceeds of third
     offering, net of underwriting discount and
     offering costs of $406.....................        1,800,000               -              -          35,415               -
    Conversion of limited partners' units
     into common stock..........................                -               -              -           5,509          (5,509)
    Purchase of units from proceeds from the
     exercise of stock options..................           67,075               -              -           1,323               -
    Issuance of restricted units ...............           69,775               -              -           1,435               -
    Forfeiture of restricted units..............           (3,506)              -              -               -               -
    Amortization of deferred compensation.......                -               -              -               -               -
                                                     ------------    ------------   ------------    ------------   -------------

Partners' capital, December 22, 1997............       24,978,056               -          6,000         250,654          48,225

    Adjust to reflect fair market value of
     Operating Partnership units at date of
     Merger ....................................                -         507,535        104,427        (250,654)        (44,098)
    Capital contribution from ERP ..............                -               -          9,567               -               -
    Adjust to reflect fair market value of
     minority interest in Financing Partnership
     at date of Merger .........................                -          (1,082)          (223)              -              (9)
    Net Income .................................                -             390             80               -               3
                                                     ------------    ------------   ------------    ------------   -------------
Partners' capital, December 31, 1997 ...........       24,978,056    $    506,843   $    119,851    $          -   $       4,121
                                                     ============    ============   ============    ============   =============

                                                            Unamortized
                                                             Restricted
                                                           Units Employee
                                                            Compensation         Total
                                                          -------------     -------------
    Net income..................................                     -            14,269

    Distributions on units ($1.525 per unit)....                     -           (37,982)
    Capital contribution from ERP Operating
     Partnership ("ERP") .......................                     -             6,000
    Purchase of units by Evans Withycombe
     Residential, Inc. from proceeds of third
     offering, net of underwriting discount and
     offering costs of $406.....................                     -            35,415
    Conversion of limited partners' units
     into common stock..........................                     -                 -
    Purchase of units from proceeds from the
     exercise of stock options..................                     -             1,323
    Issuance of restricted units ...............                (1,435)                -
    Forfeiture of restricted units..............                     -                 -
    Amortization of deferred compensation.......                 1,900             1,900
                                                          -------------     -------------
Partners' capital, December 22, 1997............                     -           304,879

    Adjust to reflect fair market value of
     Operating Partnership units at date of
     Merger ....................................                     -           317,210
    Capital contribution from ERP ..............                     -             9,567
    Adjust to reflect fair market value of
     minority interest in Financing Partnership
     at date of Merger .........................                     -            (1,314)
    Net Income .................................                     -               473
                                                          -------------     -------------
Partners' capital, December 31, 1997 ...........         $           -     $     630,815
                                                         ============      =============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                              For the period ended
                                                      ------------------------------------
                                                      December 23, 1997   January 1,  1997    For the year ended December 31,
                                                           through            through         -------------------------------
                                                      December 31, 1997   December 22, 1997       1996            1995
                                                      -----------------   -----------------    ---------       ---------
Cash flows from operating activities
Net income .........................................   $     473            $  14,269          $  18,730       $  20,925
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization ..................         609               25,517             20,799          13,727
     Minority Interest .............................           1                   56                 75              89
    Amortization of restricted stock ...............        --                  1,900                390             693
    Amortization of financing costs ................        --                  1,097                779             693
    Write-off of real estate assets ................        --                    423                227            --
    Write-off of deferred loan costs ...............        --                    269               --               172
    Gain on sale of real estate ....................        --                 (7,510)              --              --
Decrease (increase) in assets
    Restricted cash ................................        --                   (923)            (1,100)            561
    Accounts and notes receivable ..................          (7)               1,208             (1,356)           (934)
    Due from related parties .......................        --                   (765)              --              --
    Other assets ...................................        --                   (883)               (74)         (1,051)
(Decrease) increase in liabilities
    Accounts payable and other liabilities .........        (407)               5,444             (1,583)            540
    Accrued interest ...............................        (456)               2,194                812             505
    Accrued property taxes .........................         199                  365                554             825
    Resident security deposits .....................        --                  1,202                321             500
    Prepaid rent ...................................      (2,774)               2,641                147            (262)
                                                       ---------            ---------          ---------       ---------
Net cash provided (used) by operating activities....      (2,362)              46,504             38,721          36,983

Cash flows from investing activities
Purchase of real estate assets .....................        --               (121,820)          (127,811)       (116,716)
Sale of real estate assets .........................        --                 32,507               --              --
                                                       ---------            ---------          ---------       ---------
Net cash (used) in investing activities ............        --                (89,313)          (127,811)       (116,716)

Cash flows from financing activities
Proceeds from Public Offering, net of expenses .....        --                 35,415             40,891            --
Proceeds from exercise of options ..................        --                  1,323                390            --
Proceeds from intercompany revolving note payable...        --                104,596               --              --
Proceeds from mortgage notes and
  credit facility ..................................        --                223,185            269,778         315,653
Principal payments on mortgage notes ...............         (40)            (291,774)          (177,762)       (202,477)
Payment for organization and loan costs ............        --                 (1,789)            (1,650)         (1,345)
Minority interest distributions ....................        --                   (156)              (137)           (447)
Distributions paid .................................      (8,357)             (29,625)           (43,486)        (30,456)
Capital contributions ..............................       9,567                6,000               --              --
                                                       ---------            ---------          ---------       ---------
Net cash provided by financing activities ..........       1,170               47,175             88,024          80,928
                                                       ---------            ---------          ---------       ---------
Net increase (decrease) in cash and cash
  Equivalents ......................................      (1,192)               4,366             (1,066)          1,195
Cash and cash equivalents, beginning of period .....       6,934                2,568              3,634           2,439
                                                       ---------            ---------          ---------       ---------
Cash and cash equivalents, end of period ...........   $   5,742            $   6,934          $   2,568       $   3,634
                                                       =========            =========          =========       =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Amounts in thousands)

                                                                 For the period ended
                                                           ----------------------------------
                                                            December 23,     January 1,
                                                                1997            1997
                                                               through         through        For the year ended December 31,
                                                            December 31,      December 22,    --------------------------------
                                                                1997              1997             1996              1995
                                                               --------       ----------          --------         ---------
Supplemental information
Cash paid during the period for interest ..........            $   1,201      $    29,563         $  22,648        $  11,487
                                                               =========      ===========         =========        =========

Supplemental disclosure of non-cash activity
Assumption of debt related to the acquisition
of Apartment communities ...........................           $       -      $    18,318         $  46,700        $  56,493
                                                               =========      ===========         =========        =========

Acquisition of apartment communities through
  issuance of units in the Operating Partnership...            $       -      $         -         $       -        $  14,207
                                                               =========      ===========         =========        =========
Issuance of stock under executive stock incentive plan         $       -      $         -         $      83        $     959
                                                               =========      ===========         =========        =========

Allocation of fair market value in connection with the Merger

Increase in real estate assets ....................            $ 268,964      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Decrease in accumulated depreciation ..............            $  60,651      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Decrease in deferred costs and other assets .......            $   6,734      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Increase in mortgage notes payable ................            $   8,379      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Increase in other liabilities .....................            $   2,708      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Increase in minority interest .....................            $   1,314      $         -         $       -        $       -
                                                               =========      ===========         =========        =========
Increase in partners' capital .....................            $ 315,896      $         -         $       -        $       -
                                                               =========      ===========         =========        =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)


1.   Organization and Formation of the Operating Partnership

Evans Withycombe Residential, L.P. (the "Operating Partnership") is one of the largest developers and owners of upscale apartment communities in Arizona and has expanded its operations into selected sub-markets. The Operating Partnership owns and operates 53 stabilized multifamily apartment communities containing 15,331 units. The multifamily apartment communities are located in Phoenix and Tucson, Arizona, which are comprised of 44 stabilized multifamily apartment communities containing a total of 12,349 units, seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units, one stabilized multifamily community of 248 units in Minnetonka, Minnesota and one stabilized multifamily apartment community of 336 units in Quincey, Massachusetts. The Operating Partnership is also in the process of developing or expanding four multifamily apartment communities comprising 953 units in its Phoenix market. The Operating Partnership is fully integrated with expertise in development, acquisitions, construction and management of apartment communities.

The Operating Partnership was formed in June 1994 to develop, acquire, own and operate upscale multifamily apartment communities for Evans Withycombe Residential, Inc. On August 17, 1994, Evans Withycombe Residential, Inc. (the "Predecessor") completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of Evans Withycombe, Inc. to the Operating Partnership or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Operating Partnership owns 99.0 percent of Evans Withycombe Finance, L.P. and has a 99.0 percent economic interest in Evans Withycombe Management, Inc. (the "Management Company"). The Predecessor was the sole general partner of and owned a 82.4 percent, 79.7 percent and 77.3 percent interest in the Operating Partnership at December 22, 1997, and December 31, 1996 and 1995, respectively.

In the second quarter of 1996, the Predecessor completed the Second Public Offering. The net proceeds of $40,891 from the sale of 2,088,889 shares of common stock from the Second Public Offering were used to purchase 2,088,889 units in the Operating Partnership. The Operating Partnership used the proceeds to repay a portion of the unsecured Revolving Credit Facility ("Revolving Credit Facility").

In the first quarter of 1997, the Predecessor completed the Third Public Offering. The net proceeds of $35,415 from the sale of 1,800,000 shares of common stock from the Third Public Offering were used to purchase 1,800,000 units in the Operating Partnership. The Operating Partnership used the proceeds to repay a portion of the Revolving Credit Facility.

2.   Business Combination

The Operating Partnership entered into an Asset Contribution Agreement, dated as of August 27, 1997 (the "Agreement"), with ERP Operating Partnership ("ERP")
pursuant to which the Operating Partnership agreed, subject to certain conditions, to contribute all of its assets to ERP in exchange for units of limited partnership interest in ERP following the Merger (as defined below). The Agreement was entered into in connection with a business combination of the Predecessor, previously the sole general partner of Operating Partnership, with and into Equity Residential Properties Trust ("EQR"), a Maryland real estate investment trust and sole general partner of ERP, pursuant to an Agreement and Plan of Merger between the Predecessor and EQR dated August 27, 1997 (the "Merger"). The Agreement provides for the exchange of all outstanding limited partnership units in the Operating Partnership for limited partnership units in ERP, at an exchange ratio of 0.50 units of ERP for each unit of the Operating Partnership.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


2.   Business Combination (continued)

On December 23, 1997, the Merger was approved by the shareholders of both EQR and the Predecessor. On December 23, 1997, the Predecessor and certain limited partners who held 24,811,438 units in the Operating Partnership exchanged their limited partnership units for limited partnership units in ERP. EQR and ERP replaced the Predecessor as co-general partners of the Operating Partnership which owned 82.1 percent and 17.1 percent interest in the Operating Partnership at December 31, 1997, respectively.

3.   Basis of Presentation

The accompanying  consolidated  financial  statements of the Predecessor include
the  consolidated   accounts  of  the  Operating   Partnership,   the  Financing
Partnership and the Management Company.

The Merger is accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the consideration given by EQR in the Merger was used as the valuation basis of the combination. Accordingly, the assets acquired and liabilities assumed of the Operating Partnership were recorded at the relative fair market value as of December 23, 1997.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated statements of income and cash flows for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

4.   Summary of Significant Accounting Policies

(a)  Real Estate Assets and Depreciation

The Operating Partnership records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1997 the Operating Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $38 and $1,881 for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 and $2,714 and $5,048 for the years ended December 31, 1996 and 1995, respectively.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)

4.   Summary of Significant Accounting Policies (continued)

(a)  Real Estate Assets and Depreciation (continued)

Ordinary repairs, maintenance and costs incurred in connection with resident turnover such as unit cleaning, painting, and carpet cleaning are expensed as incurred; major replacements and betterment's are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the expected useful lives of depreciable property, which ranges from 10 to 40 years for buildings and improvements and five to eight years for furnishings and equipment.

The Operating Partnership reports developments and lease-up properties as construction-in-progress until construction on the apartment community has been completed and the apartment community has reached stabilized occupancy.

The Operating Partnership also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $8,272 and $16,542 at December 31, 1997 and 1996, respectively.

(b)  Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

(c)  Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

(d)  Restricted Cash

Restricted cash includes restricted deposits for sinking fund accounts related to tax exempt bonds, property taxes and escrow accounts.

(e)  Deferred Costs

Costs incurred in obtaining long-term financing are deferred. These costs are amortized on the effective interest method over the terms of the related debt agreements.

(f)  Premiums and Discounts

Premiums and discounts on mortgage and notes payable are amortized using the straight-line basis over the life of the mortgage and notes payable which approximates the effective interest rate method.

(g)  Income Taxes

The Operating Partnership has made an election to be taxed as a partnership and accordingly, no federal or state income taxes have been provided in the accompanying consolidated financial statements.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


4.   Summary of Significant Accounting Policies (continued)

(h)  Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(i)  Net Income Per Unit

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per unit amounts for all periods have been presented.
No diluted earnings per unit are presented as they were the same as the basic earnings per unit.

(j)  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and other accruals are carried at amounts that reasonably approximate their fair values as of December 31, 1997 and 1996. The Operating Partnership's debt has an estimated aggregate fair value of approximately $394,404 at December 31, 1997 which equals the carrying value of $394,404 inclusive of the premium of $7,248. At December 31, 1996, the Operating Partnership's debt had an estimated fair value of approximately $437,800 compared to the carrying value of $436,172. Fair values were estimated using discounted cash flow analyses, based on interest rates currently available to the Operating Partnership for issuance of debt with similar terms and remaining maturities.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


5.   Other

Prior to the Merger, the Predecessor set in place a Stock Incentive Plan ("Stock Incentive Plan"). Pursuant to the Stock Incentive Plan, certain officers and employees ("Participants") of the Management Company were granted the right to receive shares of restricted stock and/or options to acquire shares of common stock in the Predecessor. The awards would have vested over a three to four year period from the date of grant. At the effective date of the Merger, the Participants' unvested portion of restricted stock and options to acquire shares of the Predecessor's common stock vested. The Participant's received cash for the difference between the exercise price per share and $25.06 per share price at the effective date of the Merger. The cash payment to Participants relating to accelerated vesting of the options of $3,437 and the $1,544 unamortized portion of restricted units were expensed by the Operating Partnership.

The remaining amount of $2,512 relates to payments made to certain officers of the Predecessor Company under the terms of their respective change in control agreements and other merger related costs.

6.   Intercompany Note Payable

The Operating Partnership has an unsecured note payable to ERP that bears interest at LIBOR plus 1.15 percent and is due on demand. Proceeds from the note payable were used to repay the outstanding balance on the Operating Partnership's revolving credit facility and provide funds to acquire a 336-unit apartment community. The outstanding balance was $104,596 with accrued interest payable of $847 at December 31, 1997.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


7. Mortgage and Notes Payable

The Operating Partnership's mortgage notes and notes payable consists of the following:

                                                                                            December 31,
                                                                                        1997           1996
                                                                                        ----           ----
Conventional Mortgage Loans:
----------------------------
Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal   $        -      $    5,380
and interest payments. The unpaid principal balance was repaid on January 9,
1997.

Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal            -           4,340
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at a fixed interest rate of 8.0 percent,  monthly principal           -           8,951
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage  note  payable  at a  fixed  interest  rate of  8.28  percent,  monthly            -           6,225
principal  and interest  payments.  The unpaid  principal  balance was repaid on
January 31, 1997.

Mortgage note payable at a fixed interest rate of 9.95 percent, monthly principal           -          12,065
and interest payments.  The unpaid principal balance was repaid on July 15, 1997.

Mortgage note payable at a fixed interest rate of 9.3 percent, monthly principal            -           3,182
and interest payments. The unpaid principal balance was repaid on July 15, 1997.

Mortgage note payable at fixed interest rates ranging from 6.5 percent to 9.0          18,169              -
percent,  monthly principal and interest payments through August 17, 2004, remaining balance due August 17, 2004.  Interest rate increases annually each
September.  Secured by a first mortgage lien on one apartment community.  The mortgage note can be repaid at any time at the Operating Partnership's option without prepayment penalty.

$50 million securitized debt at a fixed stated interest rate of 7.17 percent,          50,203         49,509
monthly principal and interest payments through January 1, 2006, remaining balance due January 1, 2006.  Secured by first mortgage liens on 5 apartment communities. The balance includes a premium of $1.2 million at December 31,
1997.  The effective interest rate inclusive of the premium at December 31, 1997
is 6.5 percent.                                                                       _______         ______
                                                                                       68,372         89,652

Mortgage Loan Certificates:
---------------------------

Securitized  debt at a fixed  stated  interest  rate  of 7.98  percent,  monthly      133,688        130,520
interest  payments only through August 1, 2001.  Secured by first mortgage liens on 21  communities.  The face amount of $131 million is due August 1, 2001.  The balance  includes a premium of $2.7 million at December 31, 1997 and is net of a discount of $480 at December 31, 1996. The effective interest rate inclusive of the premium at December 31, 1997 is 6.84 percent.

Senior Unsecured Notes:
-----------------------

$75 million  senior  unsecured  notes with a fixed coupon rate of 7.50  percent.       76,726              -
Semiannual interest only payments due April 15 and October 15 commencing October
15, 1997. Face amount of $75 million is due April 15, 2004. The balance includes a premium of $1.7 million at December 31, 1997. The effective interest rate inclusive of the premium at December 31, 1997 is 6.73 percent.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)

7. Mortgage and Notes Payable (continued)

$50 million  senior  unsecured  notes with a fixed coupon rate of 7.625 percent.     $  51,618               -
Semiannual interest only payments due April 15 and October 15 commencing October
15, 1997. Face amount of $50 million is due April 15, 2007. The balance includes a premium of $1.6 million at December 31, 1997.  The effective interest
rate inclusive of the premium at December 31, 1997 is 6.86 percent.                    _______         _______
                                                                                       128,344               -
Tax Exempt Bonds:
-----------------

$17.3  million tax exempt bonds with a floating  interest  rate based on the tax        17,300          17,300
exempt note rate set by the remarketing agent, or at the option of the Operating
Partnership can convert to a fixed rate as determined by the remarketing  agent.
Secured by a $17.5 million direct pay letter of credit,  interest payments only, matures December 1, 2007. (Effective interest rate of 5.52 percent at December
31, 1997).

$22.6  million tax exempt bonds with a floating  interest  rate based on the tax        22,650          22,650
exempt note rate set by the remarketing  agent,  interest payments only. Secured by a $22.9 million direct pay letter of credit, matures February 1, 2016.
(Effective interest rate of 5.95 percent at December 31, 1997).

$24.05 million tax exempt bonds with a floating interest rate based on the tax          24,050         24,050
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $24.4 million direct pay letter of credit, matures August 1, 2005.  (Effective
interest rate of 5.72 percent at December 31, 1997).                                    ______         ______
                                                                                        64,000         64,000

Revolving Credit Facility:
--------------------------

Unsecured Revolving Credit Facility with floating interest rate based on LIBOR               -        152,000
plus 1.15 percent (1.50 percent at December 31, 1996) or at the option of the
Operating Partnership at prime rate, interest payments only.  The Revolving Credit
Facility was repaid on November 4, 1997 and the facility agreement terminated on
January 1, 1998.
                                                                                    --------------- -----------
                                                                                       $394,404       $436,172
                                                                                    =============== ===========

Scheduled principal payments on debt are as follows, net of the $7,248 premium at December 31, 1997:

                 --------------- --------------- -------------- --------------- -----------------
                    Mortgage        Mortgage        Senior
                     Notes            Loan         Unsecured      Tax-Exempt
                    Payable       Certificates       Notes          Bonds            Total
                 --------------- --------------- -------------- --------------- -----------------
1998             $       743     $         -     $         -    $         -     $       743
1999                     834               -               -              -             834
2000                     886               -               -              -             886
2001                     942         131,000               -              -         131,942
2002                     999               -               -              -             999
Thereafter            62,752               -         125,000         64,000         251,752
                 --------------- --------------- -------------- --------------- -----------------
   Total         $    67,156     $   131,000     $   125,000    $    64,000     $   387,156
                 --------------- --------------- -------------- --------------- -----------------

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


7.   Mortgage and Notes Payable (continued)

On June 13, 1997, the Operating Partnership amended its existing $225 million Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and reduce the interest rate from LIBOR plus
1.50 percent to LIBOR plus 1.15 percent. The Revolving Credit Facility provided funding for working capital, construction activities and acquisitions. The Revolving Credit Facility was repaid on November 4, 1997 and the facility agreement terminated on January 1, 1998.

The Operating Partnership has three direct pay letters of credit of $17,500, $22,900 and $24,400 which serve as a credit enhancement for the tax exempt bonds. The letters of credit are secured by a first mortgage liens on four apartment communities.

In January 1997, the Operating Partnership extinguished the debt on four mortgages with unpaid principal balances of approximately $25,000 with proceeds from the Revolving Credit Facility. As a result, the Operating Partnership incurred a loss from the early extinguishment of debt of approximately $1,500.

8.   Distributions

On December 30, 1997, the Operating Partnership paid a distribution of $.335 per unit ($8,357) to unitholders of record as of December 14, 1997. Approximately 51 percent, 36 percent and 30 percent of the distributions paid during 1997, 1996 and 1995 represented return of capital to the unit holders.

9.    Management and Development Fees

The Operating Partnership, through the Management Company performs management services for certain unaffiliated communities. Management fees received from managed communities were $7 and $704 for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 and $1,157 and $1,268 for the years ended December 31, 1996 and 1995, respectively. Included in third party management fees is a $250 gain on the sale of a management contract in the third quarter 1997 and a non recurring $500 fee received in exchange for terminating the management contract on nine apartment communities containing 1,298 apartment units in the second quarter 1996.

10.  Disposition Activity

During the second quarter of 1997, the Operating Partnership sold two properties, Deer Creek Village and The Pines, containing 502 apartment units. The aggregate sales price was approximately $22.4 million resulting in a gain from the sale of approximately $5.2 million. The Operating Partnership received cash of approximately $7.3 million and two carryback mortgage notes of approximately $15.1 million. The $7.9 million mortgage note on Deer Creek Village was repaid on July 23, 1997. The mortgage note on The Pines was repaid on November 19, 1997.

On September 30, 1997, the Operating Partnership sold Los Arboles Apartments, a 232 unit apartment community located in Chandler, Arizona. The aggregate proceeds were approximately $12.5 million resulting in a gain from the sale of approximately $2.3 million. In connection with the sale, the Operating Partnership sold the management contract on an adjoining apartment community, Los Arboles II and the Predecessor received payment of the unpaid principal balance and accrued interest on the mortgage note on that property.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


11.  Retirement Plan

The Operating Partnership has a defined contribution wealth accumulation plan and trust (the "Plan") covering all employees whom have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the maximum allowed by the IRS. The Operating Partnership makes a matching contribution of 25 percent of the participant's contribution up to 1 percent of a participant's salary, which totaled $3 and $116 for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 and $113 and $53 for 1996 and 1995, respectively.

12.  Commitments and Contingencies

The Operating Partnership leases office space in buildings and certain equipment under noncancelable operating leases. Future minimum payments under these leases with initial terms of one year or more consist of the following at December 31, 1997:

               1998                                    $ 364
               1999                                      224
               2000                                        4
                                                       -------

                                                       $ 592
                                                       =======


Rent expense for the periods from December 23, 1997 through December 31, 1997 and January 1, 1997 through December 22, 1997 was $9 and $405 and for the years ended December 31, 1996 and 1995 was $360 and $300, respectively.

13.  Minority Interest

Evans Withycombe Finance, Inc. owns a one percent interest in the Financing Partnership at December 31, 1997, 1996 and 1995, respectively, as follows:


                                                             Dollars
                                                           -----------
          Balance at December 31, 1994                     $   1,247
          Allocation of net income                                89
          Distributions                                         (447)
                                                           ---------
          Balance at December 31, 1995                           889
          Allocation of net income                                75
          Distributions                                         (137)
                                                           ---------
          Balance at December 31, 1996                           827
          Allocation of net income                                56
          Distributions                                         (156)
                                                           ---------
          Balance at December 22, 1997                           727
          Fair market value related to the Merger              1,314
          Allocation of net income                                 1
                                                           ---------
          Balance at December 31, 1997                     $   2,042
                                                           =========

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
   (Amounts in thousands, except for apartment data, number of units or shares and per unit amounts)
                                   (Continued)


14. Selected Quarterly Financial Information (Unaudited, amounts in thousands, except per unit amounts).

                                                                   Quarter
                                         First            Second            Third             Fourth
                                         -----            ------            -----             ------
1997

Revenue .......................           $29,007           $29,593          $31,241           $30,332
Net operating income ..........            19,333            20,098           20,980            19,349
Income (loss) before gain
  on disposition of properties,
  extraordinary items and
  allocation to Minority Interest           4,440             4,740            5,313            (5,704)
Minority Interest .............               (17)              (13)             (15)              (12)
Gain on disposition of
  Properties ..................                 -             5,253            2,278               (21)
Extraordinary item - loss
  on early extinguishment of
  debt ........................            (1,500)                -                -                 -

Net income (loss) .............             2,923             9,980            7,576            (5,737)
Net income (loss) per unit ....              $.12              $.40             $.30             $(.24)

1996

Revenue .......................           $24,161           $24,085          $25,938           $27,442
Net operating income ..........            16,840            16,287           16,724            18,676
Income before
  Minority interest ...........             5,341             4,748            3,986             4,730
Minority interest .............               (23)              (16)             (15)              (21)

Net income.....................             5,318             4,732            3,971             4,709
Net income per unit............              $.25              $.22             $.17              $.20

The  Operating  Partnership  defines net  operating  income as  earnings  before
property   management,   general  and  administrative   expense,   interest  and
depreciation.

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Amounts in thousands)

                                                             Costs Capitalized
                                                                Subsequent        Gross Amounts at Which
                                                              to Acquisition /      Carried at Close of
                                          Initial Cost         Construction               Period
                                      -----------------------------------------------------------------------------
                                                Buildings             Buildings                Buildings
                                                   and                   and                     and
Description                Encumbrances  Land   Improvements  Land    Improvements   Land    Improvements   Total
-------------------------------------------------------------------------------------------------------------------
Same Store
   Phoenix
Acacia Creek
   Scottsdale, AZ                  $-    $6,122    $24,382         $-    $10,918      $6,122      $35,300  $41,422
Bayside at the Islands
   Gilbert, AZ                  6,752     1,877      6,623      1,429      8,918       3,306       15,541   18,847
Country Brook
   Chandler, AZ                 7,982       937      3,886         25     15,111         962       18,997   19,959
Gateway Villas
   Phoenix, AZ                      -     1,431     11,238          -      3,664       1,431       14,902   16,333
Greenwood Village
   Tempe, AZ                    6,711     1,770      7,119        349     10,102       2,119       17,221   19,340
Heritage Point (1)
   Mesa, AZ                         -       666      5,125          -      3,322         666        8,447    9,113
La Mariposa
   Mesa, AZ                     4,866     1,440      3,962        608      8,463       2,048       12,425   14,473
La Valencia
   Mesa, AZ                         -     2,485      6,569      1,068     13,930       3,553       20,499   24,052
Little Cottonwoods
   Tempe, AZ                    9,652     2,834      6,655        216     20,326       3,050       26,981   30,031
Miramonte
   Scottsdale, AZ                   -     1,133      3,711          -      5,135       1,133        8,846    9,979
Morningside
   Scottsdale, AZ               4,653       533      6,316        137      6,276         670       12,592   13,262
Mountain Park Ranch
   Phoenix, AZ                  9,839     1,662     12,540          -      5,684       1,662       18,224   19,886
Park Meadow
   Gilbert,  AZ                 3,008       607      2,828        225      6,147         832        8,975    9,807
Preserve at Squaw Peak
   Phoenix, AZ                  3,248       377      4,252        141      4,267         518        8,519    9,037
Promontory Pointe
   Phoenix, AZ                  7,794     2,038      6,987       (379)    14,831       1,659       21,818   23,477
Rancho Murietta
   Tempe, AZ                        -     1,766     10,208          -      7,341       1,766       17,549   19,315
Scottsdale Courtyards
   Scottsdale, AZ              10,695     2,946      8,385         33     16,624       2,979       25,009   27,988
Scottsdale Meadows
   Scottsdale, AZ                   -     1,512      4,203          -      7,178       1,512       11,381   12,893
Shadow Brook
   Phoenix, AZ                  8,115     2,440      9,320        625      9,008       3,065       18,328   21,393

                                                             Depreciable
                               Accumulated    Year     Year   Lives in
Description                    Depreciation Developed Acquired  Years
-----------------------        ------------------------------------------
Same Store
   Phoenix
Acacia Creek
   Scottsdale, AZ                       $20            1995    5 to 40 years
Bayside at the Islands
   Gilbert, AZ                           10 1988-1989          5 to 40 years
Country Brook
   Chandler, AZ                          11            1991    5 to 40 years
Gateway Villas
   Phoenix, AZ                            9 1994-1995          5 to 40 years
Greenwood Village
   Tempe, AZ                             10            1993    5 to 40 years
Heritage Point (1)
   Mesa, AZ                               5            1994    5 to 40 years
La Mariposa
   Mesa, AZ                               8            1990    5 to 40 years
La Valencia
   Mesa, AZ                              13            1990    5 to 40 years
Little Cottonwoods
   Tempe, AZ                             16            1989    5 to 40 years
Miramonte
   Scottsdale, AZ                         5            1993    5 to 40 years
Morningside
   Scottsdale, AZ                         8            1992    5 to 40 years
Mountain Park Ranch
   Phoenix, AZ                           11 1994-1995          5 to 40 years
Park Meadow
   Gilbert,  AZ                           6            1992    5 to 40 years
Preserve at Squaw Peak
   Phoenix, AZ                            5            1991    5 to 40 years
Promontory Pointe
   Phoenix, AZ                           13            1988    5 to 40 years
Rancho Murietta
   Tempe, AZ                             11            1995    5 to 40 years
Scottsdale Courtyards
   Scottsdale, AZ                        15   1993             5 to 40 years
Scottsdale Meadows
   Scottsdale, AZ                         7            1993    5 to 40 years
Shadow Brook
   Phoenix, AZ                           11            1993    5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Amounts in thousands)

                                                             Costs Capitalized
                                                                Subsequent        Gross Amounts at Which
                                                              to Acquisition /      Carried at Close of
                                          Initial Cost         Construction               Period
                                      -----------------------------------------------------------------------------
                                                Buildings             Buildings                Buildings
                                                   and                   and                     and
Description                Encumbrances  Land   Improvements  Land    Improvements   Land    Improvements   Total
-------------------------------------------------------------------------------------------------------------------
Same Store (continued)
Shores at Andersen Springs
   Chandler, AZ                $8,396    $2,095     $9,682       $649    $13,051      $2,744      $22,733  $25,477
Silver Creek
   Phoenix, AZ                  3,289       484      3,157        228      3,531         712        6,688    7,400
Sonoran
   Phoenix, AZ                 11,534     2,362     20,802          -     10,958       2,362       31,760   34,122
Sun Creek
   Glendale, AZ                 3,903       715      3,950        182      3,095         897        7,045    7,942
Superstition Vista
   Mesa, AZ                         -     1,641     12,272          -      7,759       1,641       20,031   21,672
The Enclave
   Tempe, AZ                    8,485     1,500     10,527          -      8,735       1,500       19,262   20,762
The Heritage
   Phoenix, AZ                  5,484     1,211     12,370          -        734       1,211       13,104   14,315
The Meadows
   Mesa, AZ                         -       650      4,797          -     10,610         650       15,407   16,057
The Palms
   Phoenix, AZ                  5,013     2,152      4,455      1,133      6,787       3,285       11,242   14,527
Towne Square
   Chandler, AZ                     -     1,042     14,474        277     13,380       1,319       27,854   29,173
Villa Encanto
   Phoenix, AZ                      -     2,884      8,558          -     13,536       2,884       22,094   24,978
Village at Lakewood
   Phoenix, AZ                  8,434     1,652      5,776      1,514      8,037       3,166       13,813   16,979
  Tucson
Harrison Park
   Tucson, AZ                   3,395       516      3,511          -      2,248         516        5,759    6,275
La Reserve
   Oro, Valley                  6,564     2,309      6,356        956     (1,433)      3,265        4,923    8,188
Orange Grove Village
   Tucson, AZ                   3,877       814      3,233        906      3,756       1,720        6,989    8,709
Suntree Village
   Oro, Valley                  8,757     1,246      8,862        326      4,206       1,572       13,068   14,640
The Arboretum
   Tucson, AZ                  16,919     1,928     16,706      1,525      2,272       3,453       18,978   22,431
Village at Tanque Verde
   Tucson, AZ                   6,526       690      1,280        745      5,846       1,435        7,126    8,561

                                                             Depreciable
                               Accumulated    Year     Year   Lives in
Description                    Depreciation Developed Acquired  Years
-----------------------        ------------------------------------------
Same Store (continued)
Shores at Andersen Springs
   Chandler, AZ                        $14   1993             5 to 40 years
Silver Creek
   Phoenix, AZ                           4            1991    5 to 40 years
Sonoran
   Phoenix, AZ                          19 1994-1995          5 to 40 years
Sun Creek
   Glendale, AZ                          5            1993    5 to 40 years
Superstition Vista
   Mesa, AZ                             12            1995    5 to 40 years
The Enclave
   Tempe, AZ                            11 1994-1995          5 to 40 years
The Heritage
   Phoenix, AZ                           8 1994-1995          5 to 40 years
The Meadows
   Mesa, AZ                             10            1987    5 to 40 years
The Palms
   Phoenix, AZ                           7   1990             5 to 40 years
Towne Square
   Chandler, AZ                         17            1992    5 to 40 years
Villa Encanto
   Phoenix, AZ                          14            1991    5 to 40 years
Village at Lakewood
   Phoenix, AZ                           8            1991    5 to 40 years
  Tucson
Harrison Park
   Tucson, AZ                            4            1991    5 to 40 years
La Reserve
   Oro, Valley                           4   1988             5 to 40 years
Orange Grove Village
   Tucson, AZ                            5            1991    5 to 40 years
Suntree Village
   Oro, Valley                           9            1992    5 to 40 years
The Arboretum
   Tucson, AZ                           12            1992    5 to 40 years
Village at Tanque Verde
   Tucson, AZ                            5            1990    5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Amounts in thousands)

                                                             Costs Capitalized
                                                                Subsequent        Gross Amounts at Which
                                                              to Acquisition /      Carried at Close of
                                          Initial Cost         Construction               Period
                                      -----------------------------------------------------------------------------
                                                Buildings             Buildings                Buildings
                                                   and                   and                     and                Accumulated
Description                Encumbrances  Land   Improvements  Land    Improvements   Land    Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------- -----------
Same Store (continued)
  California
The Ashton
   Corona Hills, CA           $17,300    $2,594    $18,679         $-    $14,333      $2,594      $33,012  $35,606         $19
                           -----------------------------------------------------------------------------------------------------
Subtotal Same Store           201,191    63,061    313,756     12,918    308,686      75,979      622,442  698,421         381
Communities Stabilized
Less Than Two Years
  Phoenix
Country Brook Expansion
Phase III
   Chandler, AZ                     -       543      6,779          -      3,710         543       10,489   11,032           6
Ingleside
   Phoenix, AZ                      -     1,204      6,242          -      4,421       1,204       10,663   11,867           6
Ladera
   Phoenix, AZ                      -     2,979     14,884          -      5,714       2,979       20,598   23,577          12
Mirador
   Phoenix, AZ                      -     2,597     20,885          -      2,483       2,597       23,368   25,965          14
Park Meadow Expansion
Phase II
   Gilbert, AZ                      -         4      3,998          -      2,122           4        6,120    6,124           4
Towne Square Expansion
Phase III
   Chandler, AZ                     -       605      6,092          -      2,420         605        8,512    9,117           5
  Tucson
The Legends
   Tucson, AZ                       -     2,728     17,893          -        (26)      2,728       17,867   20,595          11
Orange Grove Expansion
Phase II
   Tucson, AZ                       -        93      7,213          -        665          93        7,878    7,971           5
                           -----------------------------------------------------------------------------------------------------
Subtotal Communities
Stabilized
Less than Two Years                 -    10,753     83,986          -     21,509      10,753      105,495  116,248          63

Developments and Lease-Up
Properties
  Phoenix
The Hawthorne
   Phoenix, AZ                      -     2,695     14,087          2      1,583       2,697       15,670   18,367          10
The Retreat
   Phoenix, AZ                      -     1,738      2,578          -     10,654       1,738       13,232   14,970           7
The Retreat Phase II
   Phoenix, AZ                      -     1,739          -          -      4,412       1,739        4,412    6,151           2
Vista Grove
   Mesa, AZ                         -     1,343      1,897          -      9,316       1,343       11,213   12,556           6
The Gates Project (2)
   Various Locations                -         -        551          -      1,794           -        2,345    2,345           1

                                                 Depreciable
                                  Year     Year   Lives in
Description                     Developed Acquired  Years
-----------------------       -------------------------------
Same Store (continued)
  California
The Ashton
   Corona Hills, CA                      1995    5 to 40 years

Subtotal Same Store
Communities Stabilized
Less Than Two Years
  Phoenix
Country Brook Expansion
Phase III
   Chandler, AZ               1995-1996          5 to 40 years
Ingleside
   Phoenix, AZ                  1995             5 to 40 years
Ladera
   Phoenix, AZ                1994-1995          5 to 40 years
Mirador
   Phoenix, AZ                1994-1995          5 to 40 years
Park Meadow Expansion
Phase II
   Gilbert, AZ                1995-1996          5 to 40 years
Towne Square Expansion
Phase III
   Chandler, AZ               1995-1996          5 to 40 years
  Tucson
The Legends
   Tucson, AZ                 1994-1995          5 to 40 years
Orange Grove Expansion
Phase II
   Tucson, AZ                 1995-1996          5 to 40 years

Subtotal Communities
Stabilized
Less than Two Years

Developments and Lease-Up
Properties
  Phoenix
The Hawthorne
   Phoenix, AZ                1995-1997          5 to 40 years
The Retreat
   Phoenix, AZ                  1997             5 to 40 years
The Retreat Phase II
   Phoenix, AZ                  1997             5 to 40 years
Vista Grove
   Mesa, AZ                     1997             5 to 40 years
The Gates Project (2)
   Various Locations           Various           5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Amounts in thousands)

                                                             Costs Capitalized
                                                                Subsequent        Gross Amounts at Which
                                                              to Acquisition /      Carried at Close of
                                          Initial Cost         Construction               Period
                                      -----------------------------------------------------------------------------
                                                Buildings             Buildings                Buildings
                                                   and                   and                     and                Accumulated
Description                Encumbrances  Land   Improvements  Land    Improvements   Land    Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------- -----------
Developments and Lease-Up
Properties (continued)
The Isle at Arrowhead
Ranch
   Glendale, AZ                   $ -    $1,652     $9,806         $-     $9,927      $1,652      $19,733  $21,385          $12
Promontory Pointe
Expansion Phase II
   Phoenix, AZ                      -       665      8,141         32        428         697        8,569    9,266            5
Montierra
   Scottsdale, AZ                   -     3,456        508          -      4,331       3,456        4,839    8,295            3
  Tucson
Bear Canyon
   Tucson, AZ                       -     1,645     12,926         16     (1,723)      1,661       11,203   12,864            7
Harrison Park Expansion
Phase II
   Tucson, AZ                       -       749      8,912          -      1,644         749       10,556   11,305            7
                           -----------------------------------------------------------------------------------------------------
Subtotal Developments and
Lease-Up Properties                 -    15,682     59,406         50     42,366      15,732      101,772  117,504           60

Acquisitions
  California
Canyon Crest Views
   Riverside, CA                    -     1,745     12,163          -      5,193       1,745       17,356   19,101           10
Canyon Ridge
   San Diego, CA                    -     4,869      7,316          -      4,656       4,869       11,972   16,841            7
Marquessa
   Corona Hills, CA            18,169     6,888     17,221          -      4,549       6,888       21,770   28,658           13
Portofino
   Chino Hills, CA                  -     3,572      9,031          -      5,597       3,572       14,628   18,200            9
Parkview Terrace Club
   Redlands, CA                22,650     4,969     28,301          -      7,350       4,969       35,651   40,620           22
Redlands Lawn and Tennis
Club
   Redlands, CA                24,050     4,822     24,045          -      2,267       4,822       26,312   31,134           16
   Massachusetts
Lincoln Heights
   Quincey, MA                      -     5,925     33,586          -        (11)      5,925       33,575   39,500           20
   Minnesota
Woodlands at Minnetonka
   Minnetonka, MN                   -     2,392     13,570          -        (12)      2,392       13,558   15,950            8
                           -----------------------------------------------------------------------------------------------------
Subtotal Acquisitions          64,869    35,182    145,233          -     29,589      35,182      174,822  210,004          105

                                                 Depreciable
                                  Year     Year   Lives in
Description                     Developed Acquired  Years
-----------------------       -------------------------------
Developments and Lease-Up
Properties (continued)
The Isle at Arrowhead
Ranch
   Glendale, AZ               1996             5 to 40 years
Promontory Pointe
Expansion Phase II
   Phoenix, AZ                1995             5 to 40 years
Montierra
   Scottsdale, AZ             1997             5 to 40 years
  Tucson
Bear Canyon
   Tucson, AZ                 1995             5 to 40 years
Harrison Park Expansion
Phase II
   Tucson, AZ                 1995             5 to 40 years

Subtotal Developments and
Lease-Up Properties

Acquisitions
  California
Canyon Crest Views
   Riverside, CA                       1996    5 to 40 years
Canyon Ridge
   San Diego, CA                       1997    5 to 40 years
Marquessa
   Corona Hills, CA                    1997    5 to 40 years
Portofino
   Chino Hills, CA                     1996    5 to 40 years
Parkview Terrace Club
   Redlands, CA                        1996    5 to 40 years
Redlands Lawn and Tennis
Club
   Redlands, CA                        1996    5 to 40 years
   Massachusetts
Lincoln Heights
   Quincey, MA                         1997    5 to 40 years
   Minnesota
Woodlands at Minnetonka
   Minnetonka, MN                      1997    5 to 40 years

Subtotal Acquisitions

                       EVANS WITHYCOMBE RESIDENTIAL, L.P.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Amounts in thousands)

                                                             Costs Capitalized
                                                                Subsequent        Gross Amounts at Which
                                                              to Acquisition /      Carried at Close of
                                          Initial Cost         Construction               Period
                                      -----------------------------------------------------------------------------
                                                Buildings             Buildings                Buildings
                                                   and                   and                     and                Accumulated
Description                Encumbrances  Land   Improvements  Land    Improvements   Land    Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------- -----------
Corporate Office
   Scottsdale, AZ                 $ -       $ -      $ 325        $ -      $(325)        $ -           $-       $-           $-

                           =====================================================================================================
Total                        $266,060  $124,678   $602,706    $12,968   $401,825    $137,646   $1,004,531 $1,142,177       $609
                           =====================================================================================================

                                                 Depreciable
                                  Year     Year   Lives in
Description                     Developed Acquired  Years
-----------------------       -------------------------------
Corporate Office
   Scottsdale, AZ                         1994    5 to 8 years
                                          1997

Total


(1) Heritage Point serves as collateral for a letter of credit for The Ashton tax exempt bonds.

(2) The Gates Project represents the costs associated with the Company's investment in constructing security gate systems at all its apartment communities.

EVANS WITHYCOMBE RESIDENTIAL, INC.
  SCHEDULE III - REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION




A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                    Years Ended December 31,
                                                            1997               1996            1995
                                                         ------------      ------------     ------------
                                                                     (Amounts in thousands)
Balance at beginning of period                           $    761,550      $    587,183     $    399,987
   Acquisitions, including construction costs                  91,767            88,648           77,895
   Disposals                                                  (28,475)                -                -
   Improvements, including construction costs                  48,371            85,719          109,301
   Fair value adjustment                                      268,964                 -                -
                                                         ------------      ------------     ------------
   Balance at close of period                            $  1,142,177      $    761,550     $    587,183
                                                         ============      ============     ============

Accumulated depreciation
   Balance at beginning of period                        $     38,331      $     17,511     $      3,749
     Depreciation                                              26,386            20,885           13,762
     Accumulated depreciation on disposals                     (3,457)              (65)               -
     Elimination of accumulated depreciation
       at date of acquisition                                 (60,651)                -                -
                                                         ------------      ------------     ------------
   Balance at close of period                            $        609      $     38,331     $     17,511
                                                         ============      ============     ============

                                      S-6